Form 10-Q
period 2001-03-31
NEPTUNE SOCIETY INC/FL
filed 2001-06-04
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                        Commission file number: 000-30480



                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                      59-2492929
-------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


3500 W. Olive, Suite 1430, Burbank, California                91505
----------------------------------------------       ---------------------------
   (Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number, including area code: (818) 953-9995


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               7,666,039 shares of Common Stock, $0.002 par value,
                        outstanding as of June 1, 2001.

                            THE NEPTUNE SOCIETY, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                                       Page
                                                                                                       ----
PART 1  --  FINANCIAL INFORMATION........................................................................1

Item 1: Condensed Consolidated Financial Statements......................................................1

        Condensed Consolidated Balance Sheets--March 31, 2001 and December 31, 2000......................1
        Condensed Consolidated Statements of Operations--March 31, 2001 and 2000.........................2
        Condensed Consolidated Statements of Cash Flows--March 31, 2001 and 2000.........................3
        Notes to Condensed Consolidated Financial Statements.............................................4

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations............9

Item 3: Quantitative and Qualitative Disclosures About Market Risk......................................17



PART II  --  OTHER INFORMATION..........................................................................18

Item 1. Legal Proceedings...............................................................................18

Item 2.  Changes in Securities..........................................................................18

Item 3. Defaults Upon Senior Securities.................................................................18

Item 4. Submission of Matters to a Vote of Security Holders.............................................19

Item 5.  Other Information..............................................................................19

Item 6.  Exhibits and Reports on Form 8-K...............................................................19

Signatures..............................................................................................20


                         PART 1 -- FINANCIAL INFORMATION

Item 1: Financial Statements

                              Neptune Society, Inc.
                      Condensed Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)



                                                                March 31, 2001     December 31, 2000
                                                             -------------------   -----------------
                       Assets
Current Assets:
   Cash                                                       $     786,078              1,065,339
   Accounts receivable                                              333,189                234,370
   Prepaid expenses and other current assets                        287,747                121,061
                                                             -------------------   -----------------
                                Total current assets              1,407,014              1,420,770

Property and equipment, net                                       2,298,708              2,365,806
Names & reputations,  net                                        29,052,067             29,451,385
Non compete agreements,  net                                        401,811                474,051
Deferred financing costs                                          1,002,591              1,208,081
Deferred charges and other assets                                 3,137,686              2,572,340
                                                             -------------------   -----------------
                                                                 37,299,877             37,492,433
                                                             ===================   =================
        Liabilities and Shareholders' Equity
Current liabilities:
   Current portion of long term debt                              5,751,694             $5,748,946
   Accounts payable                                               1,100,484              1,399,538
   Accrued and other current liabilities                          1,349,493              1,132,671
                                                             -------------------   -----------------
                           Total current liabilities              8,201,671              8,281,155

Long term debt                                                       92,208                100,878
Convertible debentures                                            5,966,051              5,937,303
Other long term liabilities                                         573,865                467,087
Deferred pre-need revenue                                         8,147,732              6,598,247
                                                             -------------------   -----------------
                                                                 22,981,527             21,384,670
                                                             -------------------   -----------------
Shareholders' equity:
   Common stock                                                      15,323                 15,323
   Additional paid-in capital                                    26,822,605             26,821,240
   Accumulated deficit                                         (12,519,578)           (10,728,800)
                                                             -------------------   -----------------
                          Total shareholders' equity             14,318,350             16,107,763
                                                             -------------------   -----------------
                                                              $  37,299,877            37,492,433
                                                             ===================   =================


See accompanying notes to condensed consolidated financial statements.

                              Neptune Society Inc.
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                           March 31, 2001        March 31, 2000
                                                                         ------------------    ------------------
Revenues
  Services and merchandise                                               $   2,241,688             1,328,381
  Management and finance fees                                                  447,612               274,000
                                                                         ------------------    ------------------
                                                     Total revenues          2,689,300             1,602,381

Cost and expenses                                                            1,385,150               951,344
                                                                         ------------------    ------------------
                                                     Gross profit            1,304,150               651,037

General and administrative expenses                                          1,758,690             1,414,753
Amortization and depreciation expense                                          541,305               412,562
Professional fees                                                              176,420               229,890
                                                                         ------------------    ------------------
Total general and administrative expenses                                    2,476,415             2,057,205

Income (loss) from operations                                               (1,172,265)           (1,406,168)

Interest expense                                                               618,513               702,000
                                                                         ------------------    ------------------
Income (loss) before provision for taxes                                    (1,790,778)           (2,108,168)

Income tax benefit                                                                   -               254,128
                                                                         ------------------    ------------------
        Income (loss) before cumulative effect
        of a change in accounting principle                                 (1,790,778)           (1,854,040)
                                                                         ------------------    ------------------
         Cumulative effect of change in accounting principle                         -              (403,927)

                                                     Net loss            $  (1,790,778)           (2,257,967)
                                                                         ==================    ==================
Earnings (loss) per share -
 Income(loss) before cumulative effect
    of a change in accounting principle
Basic & Diluted                                                          $       (0.23)                (0.28)

Cumulative effect on prior years of changing
   to a different revenue recognition method
Basic & Diluted                                                          $           -                 (0.06)

Net loss
Basic & Diluted                                                          $       (0.23)                (0.34)

Weighted average number of shares -
Basic & Diluted                                                              7,661,369             6,606,061




See accompanying notes to condensed consolidated financial statements.

                              Neptune Society Inc.
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                             March 31,              March 31,
                                                                               2001                   2000
                                                                         ------------------     ------------------
Net loss                                                                   $ (1,790,778)           (2,257,967)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation & amortization                                                  541,305               412,562
   Accretion of discount on notes payable                                        28,750               287,374
   Non-cash interest & amortization of deferred finance costs                   308,944               223,470
   Stock compensation                                                             1,365                     -
   Deferred tax asset                                                                 -              (410,572)

Accounts receivable                                                             (98,819)              (33,138)
Prepaid & other current assets                                                 (166,686)             (277,772)
Deferred charges & other assets                                                (565,346)             (208,481)
Accounts payable                                                               (299,054)              (81,287)
Accrued & other liabilities                                                     220,704               197,908
Deferred pre-need revenues                                                    1,549,485             1,434,249
                                                                         ------------------     ------------------
Cash used in operating activities                                              (270,131)             (713,654)
                                                                         ------------------     ------------------
Property, plant & equipment                                                      (3,208)             (232,030)

Acquisitions, net                                                                     -              (110,000)
                                                                         ------------------     ------------------
Cash used in investing activities                                                (3,208)             (342,030)
                                                                         ------------------     ------------------
Repayment of debt                                                                (5,922)           (4,410,479)

Proceeds from issuance of debt                                                        -               750,000
                                                                         ------------------     ------------------
Cash used in  financing activities                                               (5,922)           (3,660,479)
                                                                         ------------------     ------------------
Net decrease in cash                                                           (279,261)           (4,716,163)

Cash, beginning of period                                                     1,065,339             6,825,533
                                                                         ------------------     ------------------
Cash, end of period                                                        $    786,078             2,109,370
                                                                         ==================     ==================
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                                $    194,545               191,156
                                                                         ==================     ==================



See accompanying notes to condensed consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 2001




(1)  The Business

     Neptune Society, Inc., a Florida Corporation, is the holding company for Neptune America, Inc., a California Corporation. On March 31, 1999, the Company acquired a group of private companies engaged in marketing and administering pre-need and at-need cremation services in California, Florida, New York and Washington. The business combination was accounted for using the purchase method of accounting, and the excess of the purchase price over the fair value of identifiable net assets acquired, $26,809,237, was recorded as names and reputations. Neptune Society, Inc. operates crematories in Los Angeles, California and Spokane, Washington.

     As of March  31,  2001,  the  Company  has a  working  capital  deficit  of
     $6,795,000.   The  Company  is  currently   exploring   various   financing
     alternatives to address such working capital deficiency.

(2)  Interim Financial Statements (Unaudited)

     Basis of Presentation

     The condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10 filed with the Securities and Exchange Commission (the Commission) for the year ended December 31, 2000, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. Operating results for interim periods are not necessarily indicative of the results that may by expected for the full year period.


     Summary of Significant Accounting Policies

     At-need cremation services--We recognize revenue on at-need cremation services and merchandise sales at the time the services are provided and the merchandise is delivered.

     Pre-need cremation arrangements--We sell pre-need cremation services and merchandise under contracts that provide for delivery of the services at the time of need. Revenues related to pre-need cremation services are recorded as revenue in the period the services are performed.

     Prior to 2000, revenue related to merchandise sold with a pre-need cremation service arrangement was recognized upon meeting certain state regulatory criteria, which, in California, Iowa, Washington and Oregon may be prior to the performance of cremation services. The Company considered such criteria met when the Company was permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale, the merchandise was in a condition for its intended use and the Company did not retain any specific performance obligations essential to the functionality of the merchandise, the customer accepted the merchandise as evidenced by a written transfer of title to the customer and certificate of ownership, and, if the customer so requested, the Company stored the merchandise in an insured location on the customer's behalf until customer pick-up or the time of need, but no later than the customer's death. Customers that purchase pre-need cremation arrangements do not have cancellation rights with respect to the purchase of merchandise.

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond current state regulations. As of January 1, 2000, the Company added the following criteria related to its revenue recognition policy for the sale of merchandise: (i) a definitive delivery date, (ii) stored merchandise is required to be segregated and specifically identified by customer, (iii) a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. The Company shall defer pre-need merchandise sales until such time as the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. The Company intends to recognize revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of the Company's current revenue recognition policy criteria outlined above. The Company has not recognized any pre-need merchandise revenue subsequent to January 1, 2000, since the additional revenue recognition criteria have not been met.

     Florida and New York do not allow us to deliver cremation merchandise prior to the provision of cremation services, and as such, revenue related to merchandise sold with a pre-need cremation arrangement in these states is not recognized until the merchandise is delivered, which is generally concurrent with the period services are performed.

     We are allowed under state regulations in Iowa, Washington, Oregon and Florida to retain certain cash receipts received related to services to be performed in the future. These cash receipts are recorded as deferred revenue and recognized when services are provided.

     Pre-need installment sales--We also sell pre-need cremation arrangements under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest. To the extent that cash received is not trusted, the Company accounts for this cash as deferred revenue until the transaction qualifies for revenue recognition under our accounting policies. Due to the uncertainty of collections of such accounts, we record these transactions in accordance with our revenue recognition accounting policies as cash is received.

     Worldwide travel sales--We sell a worldwide travel assurance plan (the "plan") which guarantees the provision of cremation services anywhere in the world to the extent the plan holder is more than 75 miles away from their legal residence at the time of death. The plan is underwritten by a third party carrier who receives a premium payment, and is obligated to perform services if the above criteria is met. The Company recognizes revenue related to these plans at the time of sale. We also sell worldwide travel plans under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest.

     Commission income--Under pre-need cremation services and merchandise arrangements funded through insurance purchased by customers from third party insurance companies, we earn a commission on the sale of the policies. Commission income, net of related expenses, are recognized at the point at which the commission is no longer subject to refund, generally 3 to 5 days after the contract is sold. Policy proceeds are paid to us as cremation services and merchandise are delivered.

     Direct and indirect costs--We expense direct and indirect costs in the period incurred, with the exception of expenses specifically identifiable to individual pre-need cremation arrangements, such as commissions. Such expenses are recognized when the related pre-need merchandise and/or service revenues, respectively, are recognized.

(3)  Computation of Earnings (Loss) Per Common Share

     For the three months ended March 31, 2001 and 2000, basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. As of March 31, 2001, options to purchase 241,500 shares of common stock at prices ranging from $12.12 to $14.25 per share, 13% convertible debentures (which are convertible into 500,000 shares of common stock at $10.00 per share with detachable warrants to purchase 200,000 shares of common stock at prices ranging from $10.42 to 12.50 per share) and 8% convertible debentures (which are convertible into 83,333 shares of common stock at $12.00 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

     As of March 31, 2000, options to purchase 519,250 shares of common stock at prices ranging from $11.75 to $12.12 per share and 13% convertible debentures (which are convertible into 500,000 shares of common stock at $10.00 per share with detachable warrants to purchase 200,000 shares of common stock at prices ranging from $10.42 to 12.50 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

(4)  Shareholders' Equity

     Effective as of May 19, 2000, the Company's Board of Directors authorized and affected a 1 for 2 reverse split of its common stock. Per share amounts in the accompanying consolidated financial statements give retroactive effect to the reverse stock split.

     During the three months ended March 31, 2001, no options to acquire common stock were granted. In addition, 118,250 options were canceled during the three-month period.

     At March 31, 2001, 7,661,369 shares of the Company's common stock were issued and outstanding.

(5)  Debt

     Long-term debt at March 31, 2001 and December 31, 2000, respectively, was as follows:

                                                                    Mar. 31, 2001      Dec. 31, 2000
                                                                   --------------      -------------
     13% Convertible debentures, due February 24, 2005.            $   5,000,000         5,000,000

     Note payable, due July 31, 2001. (a)                              4,724,440         4,724,440

     Note payable due on September 30, 2001.                           1,000,000          1,000,000

     8% Convertible debentures, due July 17, 2003. The balance
     is net of unaccreted discount of $33,949, arising from the
     beneficial conversion feature of the debentures.                    966,051            937,503

     Notes payable due May 31, 2002.                                      29,462             35,184

     Line of credit, due April 1, 2002.                                   90,000             90,000
                                                                   --------------      -------------
                                                                      11,809,953         11,787,127
     Less current installments                                         5,751,694          5,748,946
                                                                   --------------      -------------
                                                                   $   6,058,259          6,038,181

     -----------------------
     (a) On July 31, 2000, the Company restructured its note due to the Weintraub Trust resulting in a remaining balance of $4,724,440 outstanding and extended the due date on such amount to July 31, 2001. In consideration for the extension of the due date, the Company guaranteed the difference between $47,250 and the aggregate cash to be received on the sale of 3,375 shares of the Company's common stock held by the Weintraub Trust monthly over the extension term (a total of 40,500 shares). As a result of the guarantee, the Company has paid and expensed $111,000 through March 31, 2001. The Company has recorded a liability and deferred financing costs for the fair value of such guarantee and adjustments to such liability are recorded through interest expense.

(6)  Income Taxes

     As a result of the Company's continuing losses, during the three months ended March 31, 2001, the Company established a valuation allowance against all of its deferred tax assets.

(7)  Litigation

     On May 15, 2000, Leneda, Inc. dba Neptune Society of San Diego County, San Bernardino County, Riverside County, and Imperial County filed a Complaint for service mark infringement, breach of contract, unfair business practices, and interference with prospective economic advantage in the United States District Court in and for the Central District of California (Honorable Gary A. Fees). Both Leneda and we operate under the service mark "Neptune Society", and the concurrent use of that mark was the subject of a lawsuit before the U.S. Patent and Trademark Office, which stretched from 1986 to 1995. We and Leneda were parties to that lawsuit, which was resolved through a settlement agreement that, in essence, divided up the territories in which the parties could use the mark. Leneda received exclusive rights in four southern California counties and we received rights for use in some limited areas in the Los Angeles, California area and outside of California. Subsequent to the settlement, we had an arrangement with Leneda whereby Leneda would perform at-need services for certain of the pre-need contracts sold within Leneda's territories. Leneda's lawsuit alleges that we unlawfully used a trademark, "Neptune Society", for certain services in a prohibited geographic area defined by the settlement agreement.

     Thus far, we have answered the complaint and asserted affirmative defenses. We have also counterclaimed for breach of contract and breach of implied covenants of good faith and fair dealing. Leneda filed a motion for preliminary injunction that sought to prohibit Neptune's use of the mark pending resolution of the litigation and a freeze of assets. We opposed this motion, which the Court granted in part (regarding the temporary prohibition on using the mark) and denied in part (regarding the asset freeze) on July 31, 2000. Under the order, we are prohibited from selling Pre-Need plans under the name "Neptune Society" within Leneda's territory, which consists of four counties in Southern California: San Bernadino, Imperial, Riverside and San Diego. Leneda is seeking monetary damages in an unspecified amount. We intend to defend this case vigorously.

     We began marketing pre-need plans in the counties affected by the Leneda litigation under the name "Trident Society," which is not affected by the litigation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including competition for and availability of acquisitions, our ability to manage an increasing number of sales offices and crematories, our ability to retain key management personnel and to continue to attract and retain skilled funeral home and crematory management personnel, state and federal regulations, changes in the death rate or deceleration of the trend towards cremation, availability and cost of capital and general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

1) Changes in general economic conditions impacting financial markets that could negatively affect the Company.

2) Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

3) Changes in consumer demand and/or pricing for the Company's products and services caused by several factors, such as local death rates, cremation rates, competitive pressures and local economic conditions.

4) The Company's ability to successfully finance and implement certain strategic growth initiatives that could result in increased pre-need contract sales and case volume.

5) Changes in domestic political and/or regulatory environments in which the Company operates, including tax and accounting policies.

6) The Company's ability to successfully raise financing to extinguish certain debt coming due in the current year.

     Other specific risks and uncertainties are set forth in the Company's registration statement on Form 10 filed with the Securities and Exchange Commission. The Company assumes no obligation to publicly update or revise any forward-looking statements made therein or any other forward-looking statements made by the Company.

     Our management has included projections and estimates in this quarterly report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     We are a provider of cremation services in North America. As of June 4, 2001, we operate 18 locations serving California, Florida, Iowa, Oregon, New York, and Washington. Our strategy is to grow by: (i) selectively acquiring small, family-owned cremation service providers strategically located across North America; (ii) initiating start up operations to be associated with key acquisitions; (iii) operating all our locations under one nationally branded name, "The Neptune Society" (where permitted); (iv) avoiding direct competition with corporate consolidators by concentrating solely on cremation services and cremation products; and (v) improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization. We believe that implementing these initiatives are critical to achieving profitability and are our most important challenges in competing effectively in the death care industry.

     During the quarter ended March 31, 2001, we acquired our operations in Iowa, and subsequent to March 31, 2001, we acquired our operations in Oregon. As a result of these acquisitions, our historical results of operations may vary from future results and period-to-period comparisons may not be indicative of our future results.


SELECTED FINANCIAL INFORMATION

     The selected financial information presented below as of and for the three months ended March 31, 2001 and 2000 are derived from the unaudited condensed consolidated financial statements of the Company. The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited consolidated financial statements and accompanying notes.


                                                         March 31, 2001   % of Revenue  March 31, 2000  % of Revenue
                                                       ----------------   ------------  --------------  ------------
                                                          (unaudited)      (unaudited)     (unaudited)   (unaudited)
Revenues
   Services and merchandise                             $   2,241,688         83.4%$      1,328,381         82.9%
   Management and finance fees                                447,612         16.6%         274,000         17.1%
                                                       ----------------   ------------  --------------  ------------
                            Total revenues                  2,689,300        100.0%       1,602,381        100.0%

Cost and expenses                                           1,385,150         51.5%         951,344         59.4%
                                                       ----------------   ------------  --------------  ------------
                            Gross profit                    1,304,150         48.5%         651,037         40.6%

General and administrative expenses                         1,758,690         65.4%       1,414,753         88.3%
Amortization and depreciation expense                         541,305         20.1%         412,562         25.7%
Professional fees                                             176,420          6.6%         229,890         14.3%
                                                       ----------------   ------------  --------------  ------------
Total general and administrative expenses                   2,476,415         92.1%       2,057,205        128.4%

Loss  from operations                                      (1,172,265)       (43.6%)     (1,406,168)       (87.8%)

                                                         March 31, 2001   % of Revenue  March 31, 2000  % of Revenue
                                                       ----------------   ------------  --------------  ------------
                                                          (unaudited)      (unaudited)     (unaudited)   (unaudited)

Interest expense                                              618,513         23.0%         702,000         43.8%
                                                       ----------------   ------------  --------------  ------------
Loss  before provision for taxes                           (1,790,778)       (66.6%)     (2,108,168)      (131.6%)

Income tax benefit                                                  -          0.0%         254,128         15.9%
                                                       ----------------   ------------  --------------  ------------
Loss before cumulative effect
   of a change in accounting principle                     (1,790,778)       (66.6%)     (1,854,040)      (115.7%)

      Cumulative effect of change in accounting                     -          0.0%        (403,927)       (25.2%)
                                                       ----------------   ------------  --------------  ------------
                            Net loss                    $  (1,790,778)       (66.6%)    $(2,257,967)      (140.9%)


BALANCE SHEET DATA Unaudited)
                                                    March 31,      December 31,
                                                      2001             2000
                                                ------------       -------------

Current Assets                                  $  1,407,014       1,420,770
Current Liabilities                                8,201,671       8,281,155
Long-term Debt                                        92,208         100,878
Convertible Debentures                             5,966,051       5,937,303
Shareholders' Equity                            $ 14,318,350      16,107,763

OTHER FINANCIAL INFORMATION:

Number of Offices                                         18              18


THREE MONTHS ended March 31, 2001 compared with THE Three months ended March 31, 2000:

Results of Operations

     The following discussion compares the operations of the registrant for the three months ended March 31, 2001 to the operations of the registrant for the three months ended March 31, 2000.

Revenues

     Cremation service revenues were $2,242,000 for the three months ended March 31, 2001 compared to $1,328,000 for the same period in 2000. Revenues increased 68.8% due to increased at-need and pre-need fulfillment activity and the introduction of a new travel assurance product offering. At-need and pre-need fulfillment case volume increased 50.1% and 27.8%, respectively, over the comparable 2000 period. The introduction of the Worldwide Travel Assurance Plan, a new product offering, during the first quarter of 2001 contributed $295,000 to the increase in revenues.

     During the first quarters of 2001 and 2000, merchandise sales of $1,557,000 and $944,000, respectively, were deferred as we did not meet our revenue recognition criteria. Although such revenues were deferred, pre-need cremation arrangement sales contract volume increased 75.7% in the first quarter of 2001 over the same period in 2000.

     Revenues were also lower during the three months ended March 31, 2001 resulting from the Leneda litigation for trademark infringement as a result of our use of the "Neptune Society" name in Riverside, Imperial, San Bernadino and San Diego Counties. We suspended sales in these areas, and we estimate that the Leneda litigation caused our revenues to decline by approximately $50,000 or 1.9% during the three months ended March 31, 2001. See "Legal Proceedings." We began marketing pre-need arrangement contracts in the Southern California areas affected by the Leneda litigation under the Trident Society, Inc. name in the first quarter of 2001, which over time is expected to allow us to generate revenues from the affected area at historical levels.

     Cremation service and merchandise revenues related to acquisitions and new office openings after December 31, 1999 were $457,000 and $29,000, respectively, for the three months ended March 31, 2001 and 2000. On March 15, 2000, the Company acquired the Ankeny, Iowa property. In the fiscal year 2000, subsequent to the first quarter, the Company acquired the Portland, Oregon property and opened two new offices. The Company did not acquire or open any new properties or offices during the first quarter of 2001.

     Revenues earned for the three months ended March 31, 2001 and 2000 from Trust Fund management and finance fees were $448,000 and $274,000, respectively. The $174,000 or 63.4% increase is attributable to increased finance fee income. Finance fees increased due to the Company's current ability to recognize income over the life of the pre-need contract versus at the end of the contract, as previously recognized.


Costs and Expenses and Gross Profit

     Direct costs and expenses were $1,385,000 or 51.5% of revenues for the three months ended March 31, 2001 compared to $951,000 or 59.4% of revenues for the comparable period in 2000. The $434,000 or 45.6% increase is attributable to fiscal 2000 acquisitions and new office openings, increases in variable costs related to increased pre-need and at-need activity and increases in costs related to a new product offering. The gross profit during the three months ended March 31, 2001 was $1,304,000 or 48.5% of total revenues compared to $651,000 or 40.6% for the comparable period in 2000.

General and Administrative Expenses

     General and administrative expenses for the three months ended March 31, 2001 were $1,759,000 or 65.4% of revenues. General and administrative for the three months ended March 31, 2000 were $1,415,000 or 88.3% of revenues. The increase in general and administrative expenses in 2001 compared to 2000 is related to additional costs associated with the increased number of management level personnel and the additional costs associated with supporting increased geographic locations.

Amortization and Depreciation Expenses

     Amortization and depreciation expenses were $541,000 and $413,000, respectively, for the three months ended March 31, 2001 and 2000. The increase in amortization and depreciation expenses during 2001 were primarily the result of the Iowa and Oregon acquisitions.

Professional Fees

     Professional fees were $176,000 or 7.0% of revenues for the three months ended March 31, 2001 compared to $230,000 or 14.4% of revenues for the three months ended March 31, 2000. The decrease in professional fees during 2001 were related to costs associated with the Leneda litigation and audit and advisory services in connection with our ongoing efforts to register common stock with the Securities and Exchange Commission. Professional fees also include $83,000 of consulting fees paid by us to the former principal shareholder in 2001 and 2000, respectively, for marketing and sales consultation. The Company anticipates that professional fees will remain at approximately the same level until the Leneda litigation is resolved.

Interest Expense

     Interest expense was $619,000 or 23.0% of revenues for the three months ended March 31, 2001. Interest expense was $702,000 or 43.8% of revenues for the three months ended March 31, 2000. The decrease in interest expense in 2001 was a result of our pay-down of acquisition debt. This reduction was partially offset by the addition of debt related to the Oregon acquisition.

Loss before Cumulative Effect of Change in Accounting Principle

     Loss before cumulative effect of a change in accounting principle was $1,791,000 and $1,854,000, respectively, for the three months ended March 31, 2001 and 2000. The loss related to each respective period differed for the reasons described above.

Cumulative Effect of Change in Accounting Principle

     In response to the Securities and Exchange Commission's issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101), effective January 1, 2000, the Company changed its accounting policies applicable to pre-need merchandise sales. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company.

     Prior  to  2000,  revenue  related  to  merchandise  sold  with a  pre-need cremation service arrangement was recognized upon physical delivery of merchandise to the customer or upon satisfying certain state regulatory criteria, which, in California, Iowa, Washington and Oregon may occur prior to the performance of cremation services. The Company considered the criteria to be satisfied when (i) the Company was permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale, (ii) the merchandise was in a condition for its intended use (iii) the Company had no specific performance obligations essential to the functionality of the merchandise; (iv) the customer accepted title of the merchandise, evidenced by a written transfer of title to the customer and certificate of ownership. And, also at the request of the customer, the Company arranged for the storage of the merchandise on the customer's behalf in an insured location until the customer picked up the merchandise or at the time of need, but no later than the customer's death. Customers that purchase pre-need cremation arrangements in California, Iowa, Washington and Oregon do not have cancellation rights with respect to the purchase of merchandise.

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond current state regulations. As of January 1, 2000, the Company added the following criteria related to its revenue recognition policy for the sale of merchandise: (i) a definitive delivery date,
(ii) stored merchandise is required to be segregated and specifically identified by customer, (iii) a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. The Company deferred revenues and costs of $1,558,000 and $541,000, respectively, during the three month period ended March 31, 2001, until such time as the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. The Company recognizes revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of the Company's current revenue recognition policy criteria outlined above.

     The cumulative effect adjustment represents revenue and cost deferrals of $488,000 and $84,000, respectively, related to pre-need merchandise sales transactions previously recognized in 1999. For the three months ended March 31, 2000 the effect of this change on loss before the cumulative effect of the accounting change was to increase such loss by $404,000, or $.06 per diluted share.

     The Company intends to change its inventory procedures and sales contracts to conform to its revised revenue recognition policy which will allow it to recognize pre-need merchandise revenues prior to the performance of the related cremation service. The Company expects the cost of such changes to be immaterial and the impact on the Company's operations to be minimal.

Net Loss

     Net loss was $1,791,000 and $2,258,000, respectively, for the three months ended March 31, 2001 and 2000. The net loss related to each respective period differed for the reasons described above.

Liquidity and Capital Resources

     At March 31, 2001, we had current assets of $1,407,000, which is comprised of cash, accounts receivable and prepaid expenses. Our total current liabilities were $8,202,000 comprised mainly of accounts payable, accrued liabilities, and the current portion of long term debt. We had long-term debt, including convertible debentures, with a carrying value of $6,058,000. We had a working capital deficit of $6,795,000 at March 31, 2001.

     In connection with the acquisition of the Neptune Group on March 31, 1999, the Company issued two promissory notes totaling $21 million (one note in the amount of $19 million and one in the amount of $2 million). At July 31, 2000, $10 million of long-term debt related to the original $19 million acquisition note was due. In July and August, 2000, we negotiated a 12 month extension on $4.7 million of the above mentioned note at an effective interest rate of 11%, paid off the $5.3 million remainder of the note and the $1.3 million outstanding balance related to the original $2 million acquisition note due March 2002. Such payments were funded with through a private equity placement of $7 million. In connection with the extension of the due date on the $4.7 million, we guaranteed the difference between the aggregate cash received and $47,250 on the sale of 3,375 shares monthly of our common stock held by the Weintraub Trust over the extension term. As a result of the guarantee, we paid Weintraub Trust $111,000 during the three months ended March 31, 2001. We recorded a liability for the fair value of such guarantee and adjustments to such liability are recorded through interest expense. At March 31, 2001, a liability of $160,000 related to the fair value of such guarantee was included in current accrued and other liabilities in the Company's consolidated balance sheet. We also released Mr. Weintraub from liability for loss of, or projected loss of, revenue as a result of the Leneda legal proceeding. See "Legal Proceedings".

     In connection with the Portland acquisition, we assumed outstanding 9% debt of $137,000 through May 2002.

     We had net cash out flows from operating activities of $270,000 and $714,000, respectively, for the three months ended March 31, 2001 and 2000. Interest paid for the three months ended March 31, 2001 and 2000 were $195,000 and $191,000, respectively.

Plan of Operation

     Our Plan of Operation is based, in part, on information provided in the reports of our consultants and the decisions of management. Our independent auditors have not examined, compiled or otherwise applied procedures to the plan of operation presented herein and, accordingly, do not express an opinion or any other form of assurance on it. Set out below is a summary of our Plan of Operation for the fiscal year ending 2001.

Material Commitments--Short-term                                Funding Required
         Cost of sales, general & admin expenditures             $13.8 million
         Current portion of long-term debt                         5.7 million
         Working capital, excluding
                  current portion of long-term debt                2.5 million
         Location expansion                                        2.2 million
         Lease payments                                             .5 million
         Interest payments                                          .4 million
         Contingent payments to former owners                       .3 million
         Consulting fee payments                                    .3 million

         Capital Expenditures                                       .1 million
                                                              ------------------
                  Estimated total
                  Short-term Commitments                          25.8 million
                  Estimated total
                  Cash from Operations                            18.9 million
                  Estimated net Funding Requirements             $ 6.9 million

     Net Cash Flow from existing locations' on-going operations: Management's current year budget projects it will achieve $2.6 million in positive net cash flows before the payment of debt and interest, contingent asset purchase price and capital expenditures. We anticipate generating cash receipts from sales and other income of $17.2 million, on cash expenditures of $14.6 million.

     Working capital: The Company had a net working capital deficit of $6.8 million at March 31, 2001. The majority of the deficit relates to the current portion of long-term debt of $5.7 million due during the third quarter of 2001. The remainder relates to accounts payable and accrued expenses in connection with our on-going operations.

     Current portion of Long-term Debt: Acquisition debt of $5.7 million is due and payable during the third quarter of 2001 as follows: $4.7 million related to the initial acquisition is due and payable to Emanuel Weintraub on July 31, 2001 and $1 million related to acquisition financing is due and payable to Private Investment Corp on September 30, 2001.

     Location expansion: In accordance with the Management's plan of operation to add eight new locations in the current year, we estimate our expansion investment, including capital expenditures, to be approximately $2.2 million. We also anticipate we will generate current year cash receipts of $1.7 million on our expansion investment. Net negative cash flows from location expansion are projected to be approximately $521,000.

     Lease payments-current year: We are obligated under certain office rental, facility rental, storage rental equipment rental, temporary housing rental and automotive rental agreements. Current year lease payments amount to $454,000.

     Interest payments: We carry outstanding debt, including convertible debt, requiring annual cash interest payments of $407,000, payable in monthly installments. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

     Consulting payments: We are obligated to pay consulting fees of $348,000, payable in monthly installments. We have consulting agreements with Emanuel Weintraub and Charles Martin, which expire March 2002 and May 2002, respectively. Mr. Weintraub is entitled to a fee of $27,775 per month with $7,775 deferred until expiration or termination of the agreement. At the end of the agreement term, Mr. Weintraub will receive a balloon payment of $249,000 plus accrued interest at 9%. Mr. Martin receives a fee of $1,200 per month.

     Contingent payments to former owners: Under the Washington and Iowa acquisition agreements, we agreed to pay the former owners, in cash or common stock, at the Company's option, a percentage of gross revenues and earnings before interest, taxes, depreciation and amortization "EBITDA". The Washington agreement requires a payment related to gross revenues without regard to EBITDA. In May 2001, we issued an additional 4,670 shares of common stock valued at $42,600 under the Washington agreement. The Iowa re-negotiated agreement requires payment only if both gross revenues and EBITDA reach or exceed predetermined levels. Iowa's gross revenues and EBITDA did not reach or exceed predetermined levels and no additional payment or stock issuance was made. As a part of the July 2000 Weintraub debt re-negotiation, we guaranteed the difference between the aggregate cash received and $47,250 on the sale of 3,375 shares monthly of our common stock held by the Weintraub Trust over the extension term. The maximum contingent payment at March 31, 2001 resulting from the guarantee is $189,000.

     Capital Expenditures: We anticipate capital expenditures required for on-going operations of existing locations to amount to approximately $55,000. These expenditures include office furniture and office and computer equipment.

     Our total operating and capital budgets for the fiscal year ended December 31, 2001 is estimated to be approximately $18 million. We expect operating cash flows, before debt servicing and expansion expenditures, to be adequate to finance our basic operations. We will need to raise approximately $7.2 million during the second and third quarter of 2001 to pay the current portions of long-term debt due during the third quarter, to fund our location expansion program and to meet our working capital needs. We intend to raise such capital by issuance of debt, equity or convertible securities. We are attempting to raise additional financing; however, we have no current arrangement to obtain such financing and there can be no assurance that financing will be available or accessible on reasonable terms.

     In addition, there is no assurance that our actual expenditures for the fiscal year ending December 31, 2001 will not exceed our estimated operating budgets. Actual expenditures will depend on a number of factors, some of which are beyond our control including, among other things, timing of regulatory approval of its projects, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, the death and cremation rates in the geographical locations that we serve, consumer acceptance of our pre need plans, changes in governmental regulation as they relate to our business, certain economic and political factors, the time expended by consultants and professionals and fees associated with applications related obtaining and maintaining licenses for our locations and the professional fees associated with completing the registration of our shares under the Securities Exchange Act of 1934. If the actual expenditures for such costs exceed the estimated costs or if events occur that require additional expenditures, we will be required to raise additional financing or to defer certain expenditures to meet other obligations.

     If we cannot raise adequate financing to fund our plan of operation, we may be required to take some or all of the following actions to reduce our working capital requirements:

     o    suspend our growth strategy;
     o consolidate our operations through reductions in staffing, marketing and sales, promotion and hours of operation;
     o terminate our operations in unprofitable or difficult to service markets;
     o    sell assets or operations in some of the markets we service and/or
     o    suspend our hoperations in certain markets.

     The failure to meet certain expenditures may cause us to default on material obligations and such default may have a material adverse effect on our business and results of operations.

Long-Term Debt

     We had outstanding long-term debt as of March 31, 2001 of $11,810,000. We intend to finance our long-term debt obligations through cash flow from operations and through additional issuance of debt, equity or convertible securities.


New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the Staff's views in applying GAAP to revenue recognition in financial statements. The Company has changed its accounting for revenue recognition as a result of SAB 101 as described in Note 2 to the Condensed Consolidated Financial Statements.

     In March, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to March 15, 1998 and January 12, 2000. Interpretation 44 did not impact the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal three months beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. The adoption did not impact the Company's financial position or results of operations since the Company does not participate in such activities.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

     The market risk inherent in our market risk sensitive instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below. Our exposure to market risk as discussed below includes "forward-looking statements" and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in interest rates and the timing of transactions.

         As of March 31, 2001, the carrying value of our long term fixed rate debt was approximately $11,810,000, which approximated fair value. Fair value was determined using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

PART II  --  OTHER INFORMATION

Item 1.  Legal Proceedings.

Leneda Litigation
-----------------

     On May 15, 2000, Leneda, Inc. dba Neptune Society of San Diego County, San Bernardino County, Riverside County, and Imperial County filed a Complaint for service mark infringement, breach of contract, unfair business practices, and interference with prospective economic advantage in the United States District Court in and for the Central District of California (Honorable Gary A. Fees). Both Leneda and we operate under the service mark "Neptune Society", and the concurrent use of that mark was the subject of a lawsuit before the U.S. Patent and Trademark Office, which stretched from 1986 to 1995. We and Leneda were parties to that lawsuit, which was resolved through a settlement agreement that, in essence, divided up the territories in which the parties could use the mark. Leneda received exclusive rights in four southern California counties and we received rights for use in some limited areas in the Los Angeles, California area and outside of California. Subsequent to the settlement, we had an arrangement with Leneda whereby Leneda would perform at-need services for certain of the pre-need contracts sold within Leneda's territories. Leneda's lawsuit alleges that we unlawfully used a trademark, "Neptune Society", for certain services in a prohibited geographic area defined by the settlement agreement.

     Thus far, we have answered the complaint and asserted affirmative defenses. We have also counterclaimed for breach of contract and breach of implied covenants of good faith and fair dealing. Leneda filed a motion for preliminary injunction that sought to prohibit Neptune's use of the mark pending resolution of the litigation and a freeze of assets. We opposed this motion, which the Court granted in part (regarding the temporary prohibition on using the mark) and denied in part (regarding the asset freeze) on July 31, 2000. Under the order, we are prohibited from selling Pre-Need plans under the name "Neptune Society" within Leneda's territory, which consists of four counties in Southern
California: San Bernadino, Imperial, Riverside and San Diego. Leneda is seeking monetary damages in an unspecified amount. We intend to defend this case vigorously.

     We began marketing pre-need plans in the counties affected by the Leneda litigation under the name "Trident Society," which is not affected by the litigation.

     Except as set forth above, there is no other material litigation pending against us. From time to time, we may become a party to litigation and claims incident to the ordinary course of its business. While the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our business, financial condition, operating results and cash flows.

Item 2.  Changes in Securities.

     We did not issue any securities during the quarter ended March 31, 2001.

     In May 2001, the Company issued 4,670 shares of common stock to the former owners of the Spokane, Washington property in a private transaction pursuant to the purchase agreement (the agreement). The agreement required an adjustment to the number of original shares issued to the extent the Company's stock traded below a certain average price for the thirty days immediately preceding January 2, 2001. The Company's stock traded below that price which triggered the issuance of the above mentioned shares. The shares were issued to two shareholders pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter covered by this report.

Item 5.   Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  EXHIBIT INDEX


        Exhibit
        Number      Description
        ------      -----------

        3.1(1) Articles of Incorporation of L R Associates, Inc., filed January 4, 1985

        3.2(1) Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998

        3.3(1) Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999

        3.4(1) Articles of Amendment of Neptune Society filed May 9, 2000, effecting a combination of the Corporation's shares of common stock

        3.5(1)      Bylaws of Neptune Society

        10.1(1)     Form of Stock Option Plan

        10.2(1) Share Purchase Agreement dated for reference March 26, 1999 by and between Lari Acquisition Company, Inc., Emanuel Weintraub Inter Vivos Trust, Emanuel Weintraub, Neptune Management Corp., Heritage Alternatives, Inc., Neptune Pre-Need Plan, Inc. and Lari Corp.

        10.3(1) Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Stanley Zicklin

        10.4(1) Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman

        10.5(1)     Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition  Company,  Inc.,  Neptune  Society  and  Stanley
                    Zicklin

        10.6(1)     Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition   Company,   Inc.,  Neptune  Society,   Emmanuel
                    Weintraub and Emmanuel Weintraub Inter Vivos Trust

        Exhibit
        Number      Description
        ------      -----------

        10.7(1) Interest Purchase Agreement dated for reference March 31, 1999 by and between Neptune Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Ft. Lauderdale, Ltd., Neptune-Nassau, Ltd., Neptune-Yonkers, Ltd.

        10.8(1) Interest Purchase Agreement dated for reference March 31, 1999 by and between Heritage Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.

        10.9(1) Consulting Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

        10.10(1) Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

        10.11(1) $19,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.

        10.12(1) Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust

        10.13(1) $2,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.

        10.14(1) Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust

        10.15(1) Pre-Need Trust Agreement dated October 1, 1993 by and between Neptune Management Corp. and Sunbank/South Florida, N.A.

        10.16(1) Asset Purchase Agreement dated March 31, 1992 by and between Heritage Cremation Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub

        10.17(1)    Form of Commissioned Contractor Agreement

        10.18(1) Agency Agreement dated for reference July 22, 1999 by and between Neptune Society and Standard Securities Capital Corporation

        10.19(1) Amendment to Agency Agreement dated August 5, 1999 by and between Neptune Society and Standard Securities Capital Corporation

        10.20(1)    Form of Subscription Agreement

        Exhibit
        Number      Description
        ------      -----------

        10.21(1)    Form of Registration Rights Agreement

        10.22(1)    Debenture and Warrant Purchase  Agreement dated November 24,
                    1999.

        10.23(1)    Form of Convertible Debenture

        10.24(1) Asset Purchase Agreement dated December 31, 1999, by and among Neptune Society, Crematory Society of Washington, Inc., and John C. Ayres.

        10.25(1) Asset Purchase Agreement dated March 15, 2000, by and among Neptune Society, Cremation Society of Iowa, Inc., Dave Noftsger, and John Bethel

        10.26(1) Asset Purchase Agreements and Merger Agreement dated July 5, 2000, by and among Neptune Society, Heritage Memorial, Community Memorial Centers, David Schroeder, and Michael Ashe

        10.26(1) Agency Agreement dated for reference July 31, 2000 by and between Neptune Society and Standard Securities Capital Corporation

        21.1(1)     List of Subsidiaries of the Registrant
--------------------

     (1)  Previously filed on February 12, 2001.



     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending March 31, 2001 to be signed on its behalf by the undersigned duly authorized.

                                  THE NEPTUNE SOCIETY

                                  /s/ Marco Markin
June 4, 2001                      ------------------------------------------
                                  Marco Markin, Chief Executive Officer
                                  (Principal Executive Officer)


                                  /s/ Rodney M. Bagley
June 4, 2001                      -------------------------------------------
                                  Rodney M. Bagley, Chief Financial Officer
                                 (Principal Accounting Officer)