Form 10-Q
period 2001-06-30
NEPTUNE SOCIETY INC/FL
filed 2001-08-14
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                        Commission file number: 000-30480



                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

           Florida                                       59-2492929
 -------------------------------             ---------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or  organization)



  3500 W. Olive, Suite 1430, Burbank, California                 91505
-------------------------------------------------         ---------------------
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

              8,345,975 shares of Common Stock, $0.002 par value,
                          outstanding as of August 9,
2001.

                            The Neptune Society, Inc.
                                    Form 10-Q
                                      Index


                                                                                                      Page

PART 1  --  FINANCIAL INFORMATION.......................................................................1


ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................................................1

         Condensed Consolidated Balance Sheets--June 30, 2001 and December 31, 2000.....................1

         Condensed Consolidated  Statements of Operations-- Three and Six Months
           Ended June 30, 2001 and 2000.................................................................2

         Condensed  Consolidated  Statements of Cash Flows--Three and Six Months
           Ended June 30, 2001 and 2000.................................................................3

         Notes to Condensed Consolidated Financial Statements...........................................4

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........11

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................23


PART II  --  OTHER INFORMATION..........................................................................24

ITEM 1. LEGAL PROCEEDINGS...............................................................................24

ITEM 2. CHANGES IN SECURITIES...........................................................................24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................25

ITEM 5. OTHER INFORMATION...............................................................................25

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................26

SIGNATURE ..............................................................................................30


                         PART 1 -- FINANCIAL INFORMATION

Item 1: Financial Statements

                                      Neptune Society, Inc.
                              Condensed Consolidated Balance Sheets
                               June 30, 2001 and December 31, 2000
                                           (Unaudited)


                                                         June 30, 2001       December 31, 2000
                                                        ---------------      ------------------
       Assets
Current Assets:
  Cash                                                   $    891,788             1,065,339
  Accounts receivable                                       1,312,918               234,370
  Prepaid expenses and other current assets                   160,956               121,061
                                                        ---------------      ------------------
               Total current assets                         2,365,662             1,420,770

Property and equipment, net                                 2,232,753             2,365,806
Names & reputations,  net                                  28,653,424            29,451,385
Non compete agreements,  net                                  354,822               474,051
Deferred financing costs                                      805,436             1,208,081
Deferred charges and other assets                           3,620,722             2,572,340
                                                        ---------------      ------------------
                                                           38,032,819            37,492,433
                                                        ===============      ==================

       Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long term debt                         5,837,846             5,748,946
  Accounts payable                                          1,078,831             1,399,538
  Accrued and other current liabilities                     1,272,330             1,132,671
                                                        ---------------      ------------------
                         Total current liabilities          8,189,007             8,281,155

Long term debt                                                      -               100,878

Convertible debentures                                      5,994,800             5,937,303

Other long term liabilities                                   832,119               467,087

Deferred pre-need revenue                                   9,988,871             6,598,247
                                                        ---------------      ------------------
                                                           25,004,797            21,384,670
                                                        ---------------      ------------------
Shareholders' equity:
  Common stock                                                 15,329                15,323
  Additional paid-in capital                               27,201,766            26,821,240
  Accumulated deficit                                     (14,189,073)          (10,728,800)
                                                        ---------------      ------------------

                        Total shareholders' equity         13,028,022            16,107,763
                                                        ---------------      ------------------
                                                          $38,032,819            37,492,433
                                                        ===============      ==================


See accompanying notes to condensed consolidated financial statements.

                              Neptune Society Inc.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                  Three months       Three months         Six months       Six months
                                                 ended June 30,     ended June 30,     ended June 30,    ended June 30,
                                                     2001               2000                 2001             2000
                                                ---------------   ---------------    ---------------   ---------------
Revenues
  Services and merchandise                         2,871,393          1,199,048           5,113,081         2,527,429
  Management and finance fees                        312,546            464,547             760,158           738,547
                                                ---------------   ---------------    ---------------   ---------------
                      Total revenues               3,183,939          1,663,595           5,873,239         3,265,976

Cost and expenses                                  1,386,622          1,032,687           2,771,772         1,984,031
                                                ---------------   ---------------    ---------------   ---------------
                      Gross profit                 1,797,317            630,908           3,101,467         1,281,945

General and administrative expenses                2,154,197          1,370,950           3,912,887         2,785,703
Amortization and depreciation expense                516,467            394,774           1,057,772           807,336
Professional fees                                    369,743            232,715             546,163           462,605
                                                ---------------   ---------------    ---------------   ---------------
Total general and admin. expenses                  3,040,407          1,998,439           5,516,822         4,055,644

                      Loss from operations        (1,243,090)        (1,367,531)         (2,415,355)       (2,773,699)

Interest expense                                     426,405            702,816           1,044,918         1,404,816
                                                ---------------   ---------------    ---------------   ---------------
Loss before provision for taxes                   (1,669,495)        (2,070,347)         (3,460,273)       (4,178,515)

Income tax benefit                                         -            280,624                   -           534,752
                                                ---------------   ---------------    ---------------   ---------------
Loss before cumulative effect
  of a change in accounting principle             (1,669,495)        (1,789,723)         (3,460,273)       (3,643,763)
                                                ---------------   ---------------    ---------------   ---------------
Cumulative effect on prior years of changing
      to a different revenue recognition method            -                  -                   -          (403,927)
                                                ---------------   ---------------    ---------------   ---------------
                      Net Loss                  $ (1,669,495)        (1,789,723)         (3,460,273)       (4,047,690)
                                                ---------------   ---------------    ---------------   ---------------
Earnings (loss) per share -
     Income (loss) before cumulative effect
       of a change in accounting principle
             Basic & Diluted                           (0.22)             (0.27)              (0.45)            (0.55)
    Cumulative effect on prior years of changing
       to a different revenue recognition method
             Basic & Diluted                               -                  -                   -             (0.06)
    Net income (loss)
             Basic & Diluted                           (0.22)             (0.27)              (0.45)            (0.61)
Weighted average number of shares -
             Basic & Diluted                       7,663,286          6,719,361           7,662,333         6,670,939

See accompanying notes to condensed consolidated financial statements.

                              Neptune Society Inc.
                 Condensed Consolidated Statements of Cash Flows
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                           Three Months Ended  Three Months Ended    Six Months Ended   Six Months Ended
                                              June 30, 2001      June 30, 2000        June 30, 2001       June 30, 2000
                                           ------------------  ------------------    ------------------ ------------------
Net loss                                   $   (1,669,495)        (1,789,723)           (3,460,273)         (4,047,690)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation & amortization                    516,467            394,774             1,057,772             807,336
   Accretion of discount on notes payable          28,750            329,489                57,499             374,670
   Stock Compensation                             379,167                  -               380,532                   -
   Non-cash interest & amortization of
     deferred finance costs                       256,641             87,296               565,584             552,959
   Deferred tax asset                                   -           (124,180)                    -            (534,752)
Accounts receivable                              (979,729)           (39,306)           (1,078,548)            (72,444)
Prepaid & other current assets                    126,791            (89,282)              (39,895)           (367,054)
Deferred charges & other assets                  (483,035)           (86,358)           (1,048,381)           (294,839)
Accounts payable                                  (21,653)           461,428              (320,707)            380,141
Accrued & other liabilities                       121,603           (422,420)              341,747            (224,512)
Deferred pre-need revenues                      1,841,139          1,010,224             3,390,624           2,444,473
                                           ------------------  ------------------    ------------------ ------------------
Cash provided by (used in) operating
  activities                                      116,646           (268,058)             (154,046)           (981,712)
                                           ------------------  ------------------    ------------------ ------------------
Property, plant & equipment                        (4,880)          (144,081)               (7,529)           (376,111)

Acquisitions, net                                       -                  _        -            -            (110,000)
                                           ------------------  ------------------    ------------------ ------------------
Cash used in investing activities                  (4,880)          (144,081)               (7,529)           (486,111)

Repayment of debt                                  (6,056)           (40,431)              (11,976)         (4,450,910)

Proceeds from issuance of debt                          -                  -                     -             750,000
                                           ------------------  ------------------    ------------------ ------------------
Cash used in  financing activities                 (6,056)           (40,431)              (11,976)         (3,700,910)
                                           ------------------  ------------------    ------------------ ------------------
Net increase (decrease) in cash                   105,710           (452,570)             (173,551)         (5,168,733)

Cash, beginning of period                         786,078          2,109,370             1,065,339           6,825,533
                                           ------------------  ------------------    ------------------ ------------------
Cash, end of period                          $    891,788          1,656,800               891,788           1,656,800
                                           ==================  ==================    ================== ==================
Supplemental disclosure of cash
 flow information:
Cash paid during period for interest         $    227,290            192,046               421,835             383,202
                                           ==================  ==================    ================== ==================



See accompanying notes to condensed consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 and 2000



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

     As of  June  30,  2001,  the  Company  has a  working  capital  deficit  of
     $5,823,345.   The  Company  is  currently   exploring   various   financing
     alternatives to address such working capital deficiency.

(2)  Interim Financial Statements (Unaudited)

     Basis of Presentation

     The condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10 filed with the Securities and Exchange Commission (the Commission) for the year ended December 31, 2000, and should be read in conjunction therewith. The accompanying year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for interim periods are not necessarily indicative of the results that may by expected for the full year period.


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

     During the six months ended June 30, 2001, the Company recognized previously deferred pre-need merchandise revenues and costs of $15,000 and $7,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment.

     Pre-need installment sales--We also sell pre-need cremation arrangements under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest. To the extent that cash received is not trusted, the Company accounts for this cash as deferred revenue until the transaction qualifies for revenue recognition under our accounting policies. Prior to January 1, 2001, due to the uncertainty of collections of these accounts, we record these transactions in accordance with our revenue recognition accounting policies as cash is received. Subsequent to December 31, 2000, we record these transactions in accordance with our revenue recognition accounting policies on an accrual basis.

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

     Commission income-- Under pre-need cremation services and merchandise arrangements funded through insurance purchased by customers from third party insurance companies, we earn a commission on the sale of the policies. Commission income, net of related expenses, are recognized at the point at which the commission is no longer subject to refund, generally 3 to 5 days after the contract is sold. Policy proceeds are paid to us as cremation services and merchandise are delivered.

     Direct and indirect costs--We expense direct and indirect costs in the period incurred, with the exception of expenses specifically identifiable to individual pre-need cremation arrangements, such as commissions. Such expenses are recognized when the related pre-need merchandise and/or service revenues, respectively, are recognized.

(3)  Computation of Earnings (Loss) Per Common Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2001, options to purchase 359,000 and 874,500 shares, respectively, of common stock at prices ranging from $2.50 to $14.25 per share, 13% convertible debentures (which are convertible into 500,000 shares of common stock at $10.00 per share with detachable warrants to purchase 200,000 shares of common stock at prices ranging from $10.42 to 12.50 per share) and 8% convertible debentures (which are convertible into 83,333 shares of common stock at $12.00 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

     For the three and six months ended June 30, 2000, options to purchase 498,750 and 498,750, respectively, shares of common stock at prices ranging from $11.75 to $14.25 per share and 13% convertible debentures (which are convertible into 500,000 shares of common stock at $10.00 per share with detachable warrants to purchase 200,000 shares of common stock at prices ranging from $10.42 to $12.50 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

(4)  Shareholders' Equity

     Effective as of May 19, 2000, the Company's Board of Directors authorized and affected a 1 for 2 reverse split of its common stock. Per share amounts in the accompanying consolidated financial statements give retroactive effect to the reverse stock split.

     During the six months ended June 30, 2001, 874,500 options to acquire common stock were granted. In addition, 118,250 options were canceled during the six-month period.

     At June 30, 2001, 7,664,325 shares of the Company's common stock were issued and outstanding.

(5)  Debt

     Long-term debt at June 30, 2001 and December 31, 2000, respectively, was as follows:

                                                                    Jun. 30,        Dec. 31,
                                                                      2001            2000
                                                                 ----------------------------
     13% Convertible debentures, due February 24, 2005.            $5,000,000       5,000,000

     Note payable, due July 31, 2001. (a)                           4,724,440       4,724,440

     Note payable due on September 30, 2001.                        1,000,000       1,000,000

     8% Convertible debentures, due July 17, 2003.  The
     balance is net of unaccreted discount of $5,200,
     arising from the beneficial conversion feature of the
     debentures.                                                      994,800         937,503

     Notes payable due May 31, 2002.                                   23,406          35,184

     Line of credit, due April 1, 2002.                                90,000          90,000
                                                                  -------------   -------------
                                                                   11,832,646      11,787,127
          Less current installments                                 5,837,846       5,748,946
                                                                  -------------   -------------
                                                                 $  5,994,800       6,038,181
                                                                  =============   =============

-------------------------------------

(a) On July 31, 2000, the Company restructured its note due to the Weintraub Trust resulting in a remaining balance of $4,724,440 outstanding and extended the due date on such amount to July 31, 2001. In consideration for the extension of the due date, the Company guaranteed the difference between $47,250 and the aggregate cash to be received on the sale of 3,375 shares of the Company's common stock held by the Weintraub Trust monthly over the extension term (a total of 40,500 shares). As a result of the guarantee, the Company has paid and expensed $254,000 through June 30, 2001. The Company has recorded a liability and deferred financing costs for the fair value of such guarantee and adjustments to such liability are recorded through interest expense.

(6)  Income Taxes

     As a result of the Company's continuing losses, during the three and six months ended June 30, 2001, the Company did not recognize any tax benefit related to its tax net operating losses.

(7)  Litigation

     On May 15, 2000, Leneda, Inc. dba Neptune Society of San Diego County, San Bernardino County, Riverside County, and Imperial County filed a Complaint for service mark infringement, breach of contract, unfair business practices, and interference with prospective economic advantage in the United States District Court in and for the Central District of California (Honorable Gary A. Fees). Both Leneda and the Company operate under the service mark "Neptune Society", and the concurrent use of that mark was the subject of a lawsuit before the U.S. Patent and Trademark Office, which stretched from 1986 to 1995. The Company and Leneda were parties to that lawsuit, which was resolved through a settlement agreement that, in essence, divided up the territories in which the parties could use the mark. Leneda received exclusive rights in four southern California counties and the Company received rights for use in some limited areas in the Los Angeles, California area and outside of California. Subsequent to the settlement, the Company had an arrangement with Leneda whereby Leneda would perform at-need services for certain of the Company's pre-need contracts sold within Leneda's territories. Leneda's lawsuit alleges that the Company unlawfully used a trademark, "Neptune Society", for certain services in a prohibited geographic area defined by the settlement agreement.

     Thus far, the Company has answered the complaint and asserted affirmative defenses. We have also counterclaimed for breach of contract and breach of implied covenants of good faith and fair dealing. Leneda filed a motion for preliminary injunction that sought to prohibit Neptune's use of the mark pending resolution of the litigation and a freeze of assets. We opposed this motion, which the Court granted in part (regarding the temporary prohibition on using the mark) and denied in part (regarding the asset freeze) on July 31, 2000. Under the order, we are prohibited from selling Pre-Need plans under the name "Neptune Society" within Leneda's territory, which consists of four counties in Southern California: San Bernadino, Imperial, Riverside and San Diego. Leneda is seeking monetary damages in an unspecified amount. We intend to defend this case vigorously.

(8)  Subsequent Events

     In August 2001, the Company borrowed $1,575,000 at 12% interest per annum, payable monthly, becoming due and payable January 2, 2002. Of the principle amount, $75,000 represents a loan fee. The Company also issued 15,789 shares of the Company's common stock valued at $41,000 and a warrant to purchase up to 30,000 shares of the Company's common stock at $10.42 per share valued at $100. The debt is collateralized by certain assets of the Company.

     Under the Portland Business purchase agreements, the Company agreed that if the value of the common stock (based on the average trading price for the 60 day period preceding the first trading day following July 5, 2001) issued to the former owners of the Portland Business was less than $3,885,000, we would pay the owners the difference between

     $3,885,000 and the value of the shares in cash or, at our option, common stock of Neptune Society. In August 2001, pursuant to the Portland Business purchase agreements, the Company issued 561,693 shares of the Company's common stock to the former owners of the Portland Business.

     In August 2001, the Company paid $2 million of its $4.7 million note payable and restructured the remaining $2.7 million. The remaining $2.7 million will become due and payable on January 2, 2002, along with a cash loan fee of $168,000. The restructured amount will accrue interest at 12% per annum, payable monthly. The Company also issued 55,000 shares of the Company's common stock valued at $143,000.

     In August 2001, the Company entered into a Memorandum of Understanding to convert its $1,000,000 note due to Private Investment Company, Ltd. on September 30, 2001 into a 12% convertible debenture with interest payable annually on September 30th of each year of the term. The debenture shall have a conversion price of $6.00 per share of the Company's common stock and a maturity date of September 30, 2004. The Company also issued 10,000 shares of the Company's common stock valued at approximately $26,000.

(9)  New Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $28.7 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.5 million and $798,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     Other specific risks and uncertainties are set forth in the Company's registration statement on Form 10, as amended, filed with the Securities and Exchange Commission. The Company assumes no obligation to publicly update or revise any forward-looking statements made therein or any other forward-looking statements made by the Company.

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

Overview

     We are a provider of cremation services in North America. As of August 13, 2001, we operate 18 locations serving California, Florida, Iowa, Oregon, New York and Washington. Our strategy is to grow by: (i) selectively acquiring small, family-owned cremation service providers strategically located across North America; (ii) initiating start up operations to be associated with key acquisitions; (iii) operating all our locations under one nationally branded name, "The Neptune Society" (where permitted); (iv) avoiding direct competition with corporate consolidators by concentrating solely on cremation services and cremation products; and (v) improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization. We believe that implementing these initiatives are critical to achieving profitability and are our most important challenges in competing effectively in the death care industry.

     During the six months ended June 30, 2001, we made no acquisitions. During the six months ended June 30, 2000, we acquired our operations in Iowa, and subsequent to June 30, 2000, we acquired our operations in Oregon. As a result of these acquisitions, our historical results of operations may vary from future results and period-to-period comparisons may not be indicative of our future results.


SELECTED FINANCIAL INFORMATION

     The selected financial information presented below as of and for the three and six months ended June 30, 2001 and 2000 are derived from the unaudited condensed consolidated financial statements of the Company. The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes.

The following table set forth the Company's comparable statements of operation for the described periods:

                                                ------------------------------     -----------------------------
                                                 Three months   Three months         Six months    Six months
                                                ended June 30,   ended June          ended June    ended June
                                                       2001        30, 2000            30, 2001      30, 2000
                                                ------------------------------     -----------------------------
Revenues
  Services and merchandise                      $2,871,393        1,199,048           5,113,081     2,527,429
  Management and finance fees                      312,546          464,547             760,158       738,547
                                                -----------      -----------         -----------   -----------
                                  Total revenues 3,183,939        1,663,595           5,873,239     3,265,976

Cost and expenses                                1,386,622        1,032,687           2,771,772     1,984,031
                                                -----------      -----------         -----------   -----------
                                  Gross profit   1,797,317          630,908           3,101,467     1,281,945

General and administrative expenses              2,154,197        1,370,950           3,912,887     2,785,703
Amortization and depreciation expense              516,467          399,774           1,057,772       807,336
Professional                                       369,743          232,715             546,163       462,605
                                                -----------      -----------         -----------   -----------
Total general and admin. expenses                3,040,407        1,998,439           5,516,822     4,055,644

                           Loss from operations
                                                (1,243,090)      (1,367,531)         (2,415,355)   (2,773,699)

Interest expense                                   426,405          702,816           1,044,918     1,404,816
                                                -----------      -----------         -----------   -----------
Loss before provision for taxes                 (1,669,495)      (2,070,347)         (3,460,273)   (4,178,515)

                                                ------------------------------     -----------------------------
                                                 Three months   Three months         Six months    Six months
                                                ended June 30,   ended June          ended June    ended June
                                                       2001        30, 2000            30, 2001      30, 2000
                                                ------------------------------     -----------------------------
Income tax benefit                                       -          280,624                   -       534,752
Loss before cumulative effect
      of a change in accounting principle      $(1,669,495)      (1,789,723)         (3,460,273)

Cumulative effect on prior years of changing
      to a different revenue recognition method          -                -                   -      (403,927)

                                   Net loss    $(1,669,495)      (1,789,723)         (3,460,273)   (4,047,690)
                                               ============     ===========         ===========   ===========


The following table set forth the Company's comparable financial information as a percentage of revenues:

                                                     -------------------------------      -------------------------------
                                                      Three months   Three months           Six months     Six months
                                                      ended June 30, ended June 30,        ended June 30, ended June 30,
                                                          2001           2000                  2001           2000
                                                     -------------------------------      -------------------------------

Revenues
  Services and merchandise                                90.2%          72.1%                 87.1%          77.4%
  Management and finance fees                              9.8%          27.9%                 12.9%          22.6%
                                  Total revenues         100.0%         100.0%                100.0%         100.0%

Cost and expenses                                         43.6%          62.1%                 47.2%          60.7%
                                    Gross profit          56.4%          37.9%                 52.8%          39.3%

General and administrative expenses                       67.7%          82.4%                 66.6%          85.3%
Amortization and depreciation expense                     16.2%          23.7%                 18.0%          24.7%
Professional fees                                         11.6%          14.0%                  9.3%          14.2%
Total general and admin. expenses                         95.5%         120.1%                 93.9%         124.2%

                            Loss from operations         (39.0%)        (82.2%)               (41.1%)        (84.9%)

Interest expense                                          13.4%          42.2%                 17.8%          43.0%


Loss before provision for taxes                          (52,4%)       (124.5%)               (58.9%)       (127.9%)

Income tax benefit                                         0.0%          16.9%                  0.0%          16.4%

Loss before cumulative effect
      of a change in accounting principle                (52.4%)       (107.6%)               (58.9%)       (111.6%)

Cumulative effect on prior years of changing
      to a different revenue recognition method            0.0%           0.0%                  0.0%         (12.4%)

                                        Net loss         (52.4%)       (107.6%)               (58.9%)       (123.9%)

The following table sets forth financial information derived from the Company's unaudited balance sheets at June 30, 2001 and December 31, 2000:

BALANCE SHEET DATA (Unaudited):
                                       June 30,     December 31,
                                        2001           2000
                                        ----           ----


Current Assets                     $  2,365,662       1,420,770
Current Liabilities                   8,189,007       8,281,155
Long-term Debt                                -         100,878
Convertible Debentures                5,994,800       5,937,303
Shareholders' Equity               $ 13,028,022      16,107,763

OTHER FINANCIAL INFORMATION:

Number of Offices                           18               18


THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE AND SIX MONTHS ENDED JUNE 30, 2000:

Results of Operations

     The following discussion compares the operations of the registrant for the three and six months ended June 30, 2001 to the operations of the registrant for the three and six months ended June 30, 2000.

Revenues

     In May 2001, the Company changed its inventory procedures and sales contracts to conform to its revised revenue recognition policy. Under the Company's revised revenue recognition policy and its revised inventory and sales contract procedures, the Company is allowed to recognize certain pre-need merchandise revenues from the sale of pre-need contracts prior to the performance of the related cremation service in California, Oregon, Washington and Iowa.

     Cremation service and merchandise revenues were $2,871,000 for the three months ended June 30, 2001 compared to $1,199,000 for the same period in 2000. Revenues increased 139.5% due in part to the recognition of $389,000, approximately one month, of pre-need merchandise revenue, as a result of changes to the Company's inventory and sales contract procedures. In addition, at-need case volume increased 33.8% over the comparable 2000 period, and the introduction of the Worldwide Travel Assurance Plan ("Travel Plan"), a new product offering, during the first quarter of 2001 contributed $593,000 to the increase in revenues.

     Cremation service and merchandise revenues were $5,113,000 for the six months ended June 30, 2001 compared to $2,527,000 for the same period in 2000. Revenues increased 102.3% due to the recognition of approximately one month of pre-need merchandise revenue, increased at-need and pre-need fulfillment activity and the introduction of a new travel assurance product offering.
At-need and pre-need fulfillment case volume increased 41.8% and 11.5%, respectively, over the comparable 2000 period. The introduction of the Travel Plan contributed $888,000 to the increase in revenues.

         During the three months ended June 30, 2001 and 2000, merchandise sales of $1,849,000 and

$1,175,000, respectively, were deferred as we did not meet our revenue recognition criteria. Pre-need cremation arrangement sales contract volume (the of contracts sold) increased 29.7% in the second quarter of 2001 over the same period in 2000.

During the six months ended June 30, 2001 and 2000, merchandise sales of $3,407,000 and $2,119,000, respectively, were deferred as we did not meet our revenue recognition criteria. Although such revenues were deferred, pre-need cremation arrangement sales contract volume increased 49.5% over the same period in 2000.

     The Company believes that revenues were also lower during the three and six months ended June 30, 2001 resulting from the Leneda litigation for trademark infringement, which resulted from a dispute over our use of the "Neptune Society" name in Riverside, Imperial, San Bernadino and San Diego Counties. We have suspended marketing pre-need arrangement contracts in the Southern California areas affected by the Leneda litigation. We suspended sales in these areas, and we estimate that the Leneda litigation caused our revenues to decline by approximately $50,000 or 1.7% and $100,000 or 2.0% during the three and six months ended June 30, 2001, respectively. See "Legal Proceedings." We do not anticipate that we will market or sell pre need or at need services until the Leneda litigation is resolved, if at all. As such, we can not predict when, or if, revenues related to the affected areas will return to historical levels or if we will ever be able to sell pre need or at need services in the affected areas.

     On March 15, 2000, the Company acquired the Ankeny, Iowa property. In the fiscal year 2000, subsequent to the second quarter, the Company acquired the Portland, Oregon property and opened two new offices in Washington state. The Company did not acquire or open any new properties or offices during 2001.

     Cremation service and merchandise revenues related to acquisitions and new office openings after December 31, 1999 were $611,000 and $18,000 for the three months ended June 30, 2001 and 2000, respectively.

     Cremation service and merchandise revenues related to acquisitions and new office openings after December 31, 1999 were $992,000 and $47,000 for the six months ended June 30, 2001 and 2000, respectively.

     Revenues earned for the three months ended June 30, 2001 and 2000 from trust fund management and finance fees were $313,000 and $465,000, respectively. The $152,000 or 32.7% decrease is attributable to decreased management fees due to reduced investment yields.

     Revenues earned for the six months ended June 30, 2001 and 2000 from trust fund management and finance fees were $760,000 and $739,000, respectively. The $22,000 or 2.9% increase is attributable to increased finance fee income in the first quarter. Finance fees increased due to the Company's current ability to recognize income over the life of the pre-need contract versus at the end of the contract, as previously recognized. Finance fee income was partially off-set by the decrease in trust fund management fees, as discussed above.

Costs and Expenses and Gross Profit

     Direct costs and expenses were $1,387,000 or 43.6% of revenues for the three months ended June 30, 2001 compared to $1,033,000 or 62.1% of revenues for the comparable period in 2000. The $354,000 or 34.3% increase was attributable to fiscal 2000 acquisitions and new office openings, increases in variable costs related to increased pre-need and at-need activity and increases in costs related to the Travel Plan. The gross profit during the three months ended June 30, 2001 was $1,797,000 or 56.4% of total revenues compared to $631,000 or 37.9%
for the comparable period in 2000.

     Direct costs and expenses were $2,772,000 or 47.2% of revenues for the six months ended June 30, 2001 compared to $1,984,000 or 60.7% of revenues for the comparable period in 2000. The $788,000 or 39.7% increase was attributable to the same factors discussed in the abovementioned quarterly results. Gross profit during the six months ended June 30, 2001 was $3,101,000 or 52.8% of total revenues compared to $1,282,000 or 39.3% for the comparable period in 2000.

     The gross profit margin for the three and six months ended June 30, 2001 increased 48.8% and 34.4%, respectively, over the comparable 2000 periods. These increases were due to increased pre-need and at-need activity, the introduction of the Travel Plan and the recognition of one month of pre-need merchandise sales in the second quarter, resulting from the change in our inventory and sales contract procedures. Management believes that the increase in case activity allowed the Company to achieve greater efficiencies related to certain fixed costs included in direct costs and expenses. The gross margin related to the Travel Plan and pre-need merchandise sales, respectively, was higher than the Company's gross margin in the comparable 2000 periods.

General and Administrative Expenses

     General and administrative expenses for the three months ended June 30, 2001 were $2,154,000 or 67.7% of revenues. General and administrative expenses for the three months ended June 30, 2000 were $1,371,000 or 82.4% of revenues. The $783,000 or 57.1% increase in general and administrative expenses in 2001 compared to 2000 is related to additional costs associated with the increased number of management level personnel, non-cash compensation costs related to employment agreements entered into with certain executive management staff members and the additional costs associated with supporting an increased number of geographic locations.

     General and administrative expenses for the six months ended June 30, 2001 were $3,913,000 or 66.6% of revenues. General and administrative expenses for the six months ended June 30, 2000 were $2,786,000 or 85.3% of revenues. The $1,127,000 or 40.5% increase in general and administrative expenses in 2001 compared to 2000 is due to the effects of the same factors discussed in the abovementioned quarterly results.

Amortization and Depreciation Expenses

     Amortization and depreciation expenses were $516,000 and $395,000, respectively, for the three months ended June 30, 2001 and 2000. Amortization and depreciation expenses were $1,058,000 and $807,336, respectively, for the six months ended June 30, 2001 and 2000. The increase in amortization and depreciation expenses during 2001 were primarily the result of the Iowa and Oregon acquisitions.

Professional Fees

     Professional fees were $370,000 or 11.6% of revenues for the three months ended June 30, 2001 compared to $233,000 or 14.0% of revenues for the three months ended June 30, 2000. Professional fees were $546,000 or 9.3% of revenues for the six months ended June 30, 2001 compared to $463,000 or 14.2% of revenues for the six months ended June 30, 2000. The increase in professional fees during 2001 were related to costs associated with the Leneda litigation and audit and advisory services related to the registration of the Company's common stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Professional fees also include $167,000 of consulting fees paid by us to the former principal shareholder in 2001 and 2000, respectively, for marketing and sales consultation. The Company anticipates that professional fees will begin to trend downward in subsequent periods, but may remain at approximately the same level until the Leneda litigation is resolved.

Interest Expense

     Interest expense was $426,000 or 13.4% of revenues for the three months ended June 30, 2001 compared to $703,000 or 42.2% of revenues for the three months ended June 30, 2000. Interest expense was $1,045,000 or 17.8% of revenues for the six months ended June 30, 2001 compared to $1,405,000 or 43.0% of revenues for the six months ended June 30, 2000. The decrease in interest expense in 2001 was a result of payments made to reduce acquisition debt. This reduction was partially offset by the addition of debt related to the Oregon acquisition.

         We anticipate interest expense will increase in subsequent periods due to certain debt restructuring and refinancing to partially extinguish, and extend the due date of the current portion of acquisition debt due July 31, 2001. The Company also entered into a Letter of Memorandum with Private Investment Company with terms to convert a promissory note, due September 30, 2001, into an interest bearing convertible debenture maturing in September 2004. If the agreement is finalized the transaction will contribute to higher interest costs.

Loss before Cumulative Effect of Change in Accounting Principle

         Loss before cumulative effect of a change in accounting principle was $1,669,000 and $1,790,000, respectively, for the three months ended June 30, 2001 and 2000. Loss before cumulative effect of a change in accounting principle was $3,460,000 and $3,644,000, respectively, for the six months ended June 30, 2001 and 2000. The loss related to each respective period differed for the reasons described above.

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

         In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond current state regulations. As of January 1, 2000, the Company added the following criteria to its revenue recognition policy for the sale of merchandise: (i) a definitive delivery date, (ii) stored merchandise is required to be segregated and specifically identified by customer, (iii) a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. The Company deferred revenues and costs of $1,849,000 and $451,470, respectively, during the three month period ended June 30, 2001, and $3,407,000 and $992,000, respectively, during the six months ended June 30, 2001, until such time as the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. The Company recognizes revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of the Company's current revenue recognition policy criteria outlined above.

     The cumulative effect adjustment represents revenue and cost deferrals of $488,000 and $84,000, respectively, related to pre-need merchandise sales transactions previously recognized in 1999. For the six months ended June 30, 2000 the effect of this change on loss before the cumulative effect of the accounting change was to increase such loss by $404,000, or $.06 per diluted share.

Net Loss

     Net loss was $1,669,000 and $1,790,000, respectively, for the three months ended June 30, 2001 and 2000. Net loss was $3,460,000 and $4,048,000, respectively, for the six months ended June 30, 2001 and 2000. The net loss related to each respective period differed for the reasons described above.

Liquidity and Capital Resources

     At June 30, 2001, we had current assets of $2,366,000, which is comprised of cash, accounts receivable and prepaid expenses. Our total current liabilities were $8,189,000 comprised mainly of accounts payable, accrued liabilities, and the current portion of long term debt. We had long-term debt, including convertible debentures, with a carrying value of $5,995,000. We had a working capital deficit of $5,823,345 at June 30, 2001.

     In connection with the acquisition of the Neptune Group, a group of privately-held companies engaged in the business of marketing and administering Pre-Need and At-Need cremation services in California, Florida and New York under the name the "Neptune Society", on March 31, 1999, the Company issued two promissory notes totaling $21 million (one note in the amount of $19 million and one in the amount of $2 million). At July 31, 2000, $10 million of long-term debt related to the original $19 million acquisition note was due. In July and August, 2000, we negotiated a 12 month extension on $4.7 million of the above mentioned note at an effective interest rate of 11%, paid off the $5.3 million remainder of the note and the $1.3 million outstanding balance related to the original $2 million acquisition note due March 2002. Such payments were funded through a private equity placement of $7 million. In connection with the extension of the due date on the $4.7 million, we guaranteed the difference between the aggregate cash received and $47,250 on the sale of 3,375 shares monthly of our common stock held by the Weintraub Trust over the extension term. As a result of the guarantee, we paid Weintraub Trust $143,000 and $254,000 during the three and six months ended June 30, 2001, respectively. We recorded a liability for the fair value of such guarantee and adjustments to such liability are recorded through interest expense. At June 30, 2001, a liability of $27,000 related to the fair value of such guarantee was included in current accrued and other liabilities in the Company's consolidated balance sheet. We also released Mr. Weintraub from liability for loss of, or projected loss of, revenue as a result of the Leneda legal proceeding occurring after the date of our acquisition of the Neptune Group. See "Legal Proceedings".

     In connection with the Portland acquisition, we assumed outstanding 9% debt of $137,000 through May 2002.

     We had net cash in flows (out flows) from operating activities of $116,000 and $(268,000), respectively, for the three months ended June 30, 2001 and 2000. We had net cash out flows from operating activities of $154,000 and $982,000, respectively, for the six months ended June 30, 2001 and 2000. Interest paid for the three months ended June 30, 2001 and 2000 were $227,000 and $192,000, respectively. Interest paid for the six months ended June 30, 2001 and 2000 were $422,000 and $383,000, respectively.

Subsequent Events

     In August 2001, the Company entered into a Third Debt Restructuring Agreement with the Weintraub Trust to restructure the Company's outstanding balance under the $19 million promissory note issued in connection with the Company's acquisition of the Neptune Group. Under the terms of the Third Debt Restructuring Agreement, the Company paid the Weintraub Trust $2 million on August 7, 2001 and restructured the remaining $2.7 million due under the note. The Company and the Weintraub Trust agreed that the remaining $2.7 million will become due and payable on January 2, 2002, along with a cash loan fee of $168,000, as consideration for the restructuring. The restructured amount will accrue interest at 12% per annum, payable monthly. The Company also issued 55,000 shares of the Company's common stock to certain designated beneficiaries valued at $143,000 as consideration for the restructuring.

     In August 2001, the Company, through a wholly-owned subsidiary, borrowed $1,575,000 at 12% interest per annum, payable monthly, due January 2, 2002 for the purposes of satisfying the Company's obligations to the Weintraub Trust due August 7, 2001. A loan fee in the amount of $75,000 was paid from the proceeds of the loan to the lender. The Company also issued 15,789 shares of the Company's common stock valued at $41,000 as additional loan fee and a warrant to purchase up to 30,000 shares of the Company's common stock at $6.00 per share valued at $100. The debt is collateralized by the Company's assets related to its Portland business.

     Under the Company's purchase agreements to acquire its Portland Business operations (the "Portland Business"), the Company agreed that if the value of the common stock (based on the average trading price for the 60 day period preceding the first trading day following July 5, 2001) issued to the former owners of the Portland Business was less than $3,885,000, we would pay the owners the difference between $3,885,000 and the value of the shares in cash or, at our option, the Company's common stock. In August 2001, pursuant to the Portland Business purchase agreements, the Company issued 561,693 shares of the Company's common stock to the former owners of the Portland Business.

     In August 2001, the Company entered into a Memorandum of Understanding to convert a $1,000,000 note issued to Private Investment Company, Ltd. ("PIC"),due September 30, 2001, into a 12% convertible debenture with interest payable annually on September 30th of each year of the term. The debenture will be convertible into common stock of the Company at a conversion price of $6.00 per share and will mature on September 30, 2004. The Company also agreed issued 10,000 shares of the Company's common stock valued at approximately $26,000 as a commitment fee to PIC. The Company is in the process of entering into a definitive agreement related to the conversion of the PIC note.

Plan of Operation

     Our Plan of Operation is based, in part, on information provided in the reports of our consultants and the decisions of management. Our independent auditors have not examined, compiled or otherwise applied procedures to the plan of operation presented herein and, accordingly, do not express an opinion or any other form of assurance on it. Set forth below is a summary of our current projected Plan of Operation for the fiscal year ending 2001.

Material Commitments--Short-term                              Funding Required
         Cost of sales, general & admin expenditures             $13.9 million
         Current portion of long-term debt                         5.2 million
         Working capital, excluding
                  current portion of long-term debt                2.0 million
         Location expansion                                         .5 million
         Lease payments                                             .5 million
         Interest payments                                          .6 million
         Contingent payments to former owners                       .3 million
         Consulting fee payments                                    .4 million
         Capital Expenditures                                       .1 million
                                                              ------------------
Estimated total Short-term Commitments                             23.5 million

         Estimated Cash Receipts from revenues                     13.3 million
         Estimated Cash receipts from deferred revenues             3.9 million

Estimated total Cash from Operations                               17.2 million

Estimated net Funding Requirements                               $  6.3 million

Net Cash Flow from existing locations' on-going operations: Management's current year budget projects it will achieve $1.5 million in positive net cash flows before the payment of debt and interest, contingent asset purchase price and capital expenditures. We anticipate generating cash receipts from sales and other income of $16.8 million, on cash expenditures of $15.3 million.

Working capital: The Company had a net working capital deficit of $5.8 million at June 30, 2001. The majority of the deficit relates to the current portion of long-term debt of $5.7 million due during the third quarter of 2001. The remainder relates to accounts payable and accrued expenses in connection with our on-going operations. Subsequent to June 30, 2001, the Company extinguished, restructured and/or extended the due date of both components comprising the current portion of long-term debt. The results of such acts were to reduce the current portion of long-term debt to $5.2 million.

Current portion of Long-term Debt: Acquisition debt of $5.7 million is due and payable during the third quarter of 2001 as follows: $4.7 million related to the initial acquisition is due and payable to Emanuel Weintraub on July 31, 2001 and $1 million related to acquisition financing is due and payable to Private Investment Company (PIC) on September 30, 2001. Subsequent to June 30, 2001, the Company paid, restructured and/or extended the due date of $4.7 million of the current portion of long-term debt. The result of such transaction was to paid $500,000, refinance $1.5 million and extend the due date of the remaining $2.7 million of acquisition debt to January 2002. The $1.5 million bridge financing is due January 2002. The Company also entered into a Memorandum of Understanding to convert the $1 million promissory note, due September 30, 2001, issued to PIC into a 12% convertible debenture (convertible at $6.00 per share of the Company's common stock) with a maturity date of September 2004. The Company is in the process of entering into a definitive agreement with PIC related to the note conversion.

Location expansion: In accordance with the Management's current plan of operation to add one to two new locations in the current year, we estimate our expansion investment, including capital expenditures, to be approximately $550,000. We also anticipate we will generate current year cash receipts of $420,000 on our expansion investment. In August 2001, we announced that we have submitted an application to obtain regulatory approval to open a sales office in Colorado. We anticipate we will receive such approval during the second half of 2001. Net negative cash flows from location expansion are projected to be approximately $130,000.

Lease payments-current year: We are obligated under certain office rental, facility rental, storage rental equipment rental, temporary housing rental and automotive rental agreements. Current year lease payments amount to $454,000.

Interest payments: We expect to carry outstanding debt, including convertible debt, requiring annual cash interest payments of $620,000, payable in monthly installments. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

Consulting payments: We are obligated to pay consulting fees of $348,000, payable in monthly installments. We have consulting agreements with Emanuel Weintraub and Charles Martin, which expire March 2002 and May 2002, respectively. Mr. Weintraub is entitled to a fee of $27,775 per month with $7,775 per month deferred until expiration or termination of the agreement. At the end of the agreement term, Mr. Weintraub will receive a balloon payment of $249,000 plus accrued interest at 9%. Mr. Martin receives a consulting fee of $1,200 per month.

Contingent payments to former owners: Under the Washington and Iowa acquisition agreements, we agreed to pay the former owners, in cash or common stock, at the Company's option, a percentage of gross revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Washington agreement requires a payment related to gross revenues without regard to EBITDA. In May 2001, we issued an additional 2,956 shares of common stock valued at $28,771 under the Washington agreement. The Iowa re-negotiated agreement requires payment only if both gross revenues and EBITDA reach or exceed predetermined levels. Iowa's gross revenues and EBITDA did not reach or exceed predetermined levels and no additional payment or stock issuance was made. As a part of the July 2000 Weintraub debt re-negotiation, we guaranteed the difference between the aggregate cash received and $47,250 on the sale of 3,375 shares monthly of our common stock held by the Weintraub Trust through July 2001. The final contingent payment in July 2001 resulting from the guarantee was $27,000, which was paid.

Capital Expenditures: We anticipate capital expenditures required for on-going operations of existing locations in fiscal year 2001 to amount to approximately $55,000. These expenditures include office furniture and office and computer equipment.

     Our total operating and capital budgets for the fiscal year ended December 31, 2001 is estimated to be approximately $16 million. We expect operating cash flows, before debt servicing and expansion expenditures, to be adequate to finance our basic operations. We will need to raise approximately $6.3 million, if the PIC note can not be extended, during the third and fourth quarters of 2001 to pay the current portions of long-term debt due during the first quarter of 2002, to fund our location expansion program and to meet our working capital needs. We intend to raise such capital by issuance of debt, equity or convertible securities. We are attempting to raise additional financing; however, we have no current arrangement to obtain such financing and there can be no assurance that financing will be available or accessible on reasonable terms.

     In addition, there is no assurance that our actual expenditures for the fiscal year ending December 31, 2001 will not exceed our estimated operating budgets. Actual expenditures will depend on a number of factors, some of which are beyond our control including, among other things, timing of regulatory approval of its projects, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, the death and cremation rates in the geographical locations that we serve, consumer acceptance of our pre need plans, changes in governmental regulation as they relate to our business, certain economic and political factors, the time expended by consultants and professionals and fees associated with applications related obtaining and maintaining licenses for our locations and the professional fees associated with the Leneda litigation and the outcome of such litigation. If the actual expenditures for such costs exceed the estimated costs or if events occur that require additional expenditures, we will be required to raise additional financing or to defer certain expenditures to meet other obligations.

     If we cannot raise adequate financing to fund our plan of operation, we may be required to take some or all of the following actions to reduce our working capital requirements:

          o    suspend our growth strategy;
          o    consolidate  our  operations   through  reductions  in  staffing,
               marketing and sales, promotion and hours of operation;
          o terminate our operations in unprofitable or difficult to service markets;
          o sell assets or operations in some of the markets we service and/or
          o    suspend our operations in certain markets.

     The failure to meet certain expenditures may cause us to default on material obligations and such default may have a material adverse effect on our business and results of operations.

Long-Term Debt

     We had outstanding long-term debt as of June 30, 2001 of $11,833,000. We intend to finance our long-term debt obligations through cash flow from operations and through additional issuance of debt, equity or convertible securities.

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


     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $28.7 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.5 million and $798,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


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

PART II  --  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Leneda Litigation

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

     We suspended marketing pre-need plans and at need services in the counties affected by the Leneda litigation.

     The parties have submitted the Leneda litigation to mediation and the litigation is still pending.

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

ITEM 2.  CHANGES IN SECURITIES.

     In May 2001, the Company issued 2,956 shares of common stock to the former owners of the Spokane, Washington property in a private transaction pursuant to the purchase agreement (the agreement). The agreement required an adjustment to the number of original shares issued to the extent the Company's stock traded below a certain average price for the thirty days immediately preceding January 2, 2001. The Company's stock traded below that price which triggered the issuance of the above mentioned shares. The shares were issued to two shareholders pursuant to an exemption from the registration requirements available under Section 4(2) of such act of the Securities Act of 1933, as amended (the "Securities Act").

     Under the Portland Business purchase agreements, the Company agreed that if the value of the common stock (based on the average trading price for the 60 day period preceding the first trading day following July 5, 2001) issued to the former owners of the Portland Business was less than $3,885,000, we would pay the owners the difference between $3,885,000 and the value of the shares in cash or, at our option, common stock of Neptune Society. In August 2001, pursuant to the Portland Business purchase agreements, the Company issued 561,693 shares of the Company's common stock to the former owners of the Portland Business. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act available under Section 4(2) of such act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter covered by this report.

ITEM 5.  OTHER INFORMATION.

Employment Arrangements

     On June 6, 2001, the Company entered into employment agreements ("Agreement(s)") with Mr. Marco Markin, Chairman of Board and Chief Executive Officer, Mr. David Schroeder, President and Chief Operating Officer, and Mr. Rodney M. Bagley, Executive Vice President-Finance and Chief Financial Officer (collectively "Officers"). The Agreements are substantially the same. The Agreements provide for each respective Officer's employment at their respective position or higher. The Agreements provide for their employment through December 31, 2005.

     Under the Agreements, each respective Officer receives an annual base salary of $200,000 ($30,000 deferred subject to a determination by the Compensation Committee that the Company has the ability to make such deferred payment), and minimum annual bonus payments equal to 50% of base salary subject to the Company achieving certain performance based criteria. Our Compensation Committee will determine the relevant performance measures, the amount of the annual bonus payment and when the deferred basic salary payment will be made.

     During the employment period, the Officers receive employee benefits no less favorable than those provided to our other senior managers. The Agreements provide that if any Officer resigns with good reason or if we terminate their employment other than for cause or disability, then they will be entitled to receive an immediate lump sum cash payment and certain installment payments equal to the sum of:

          *accrued, but unpaid, base salary or other payment and vacation through the date of termination

          *two or three times their base salary, depending upon period of service, and

          *the higher of $500,000 or three times the highest annual bonus paid for any fiscal year during the employment period

     They will also receive continued benefits for the longer of three years or the remainder of the employment period. If any Officers' employment is terminated due to disability, or in the event of death, the Officer(s) or his estate will receive continued payments of the base salary for the remainder of the scheduled term of the Agreement less any disability benefits. If any Officers' employment is terminated for any other reason, he will be entitled to receive his accrued, but unpaid, base salary or other payment and vacation through the date of termination.

         The Company also agreed to each of the Officers a signing bonus in the form of stock options exercisable to acquire 68,000 shares of common stock at a discount to the market price of such shares and to issue each of the officers additional stock options vesting over the term of the Officer's employment.

         Under the Agreement, the respective Officer can not compete with us, or solicit our employees, during his employment term. In addition, if an Officer terminates employment without good reason during the employment period or is terminated by us for cause, the non-competition and non-solicitation continue for one year after the termination of employment.

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

       10.3(1) Share Purchase Agreement dated June 30, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Stanley Zicklin

       10.4(1) Share Purchase Agreement dated June 30, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman

       10.5(1)      Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition  Company,  Inc.,  Neptune  Society  and  Stanley
                    Zicklin

       Exhibit
       Number       Description
       ------       -----------
       10.6(1)      Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition   Company,   Inc.,  Neptune  Society,   Emmanuel
                    Weintraub and Emmanuel Weintraub Inter Vivos Trust

       10.7(1) Interest Purchase Agreement dated for reference June 30, 1999 by and between Neptune Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Ft. Lauderdale, Ltd., Neptune-Nassau, Ltd., Neptune-Yonkers, Ltd.

       10.8(1) Interest Purchase Agreement dated for reference June 30, 1999 by and between Heritage Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.

       10.9(1) Consulting Agreement dated June 30, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

       10.10(1) Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

       10.11(1) $19,000,000 Promissory Note dated June 30, 1999 by Lari Acquisition Company, Inc.

       10.12(1) Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust

       10.13(1) $2,000,000 Promissory Note dated June 30, 1999 by Lari Acquisition Company, Inc.

       10.14(1) Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust

       10.15(1) Pre-Need Trust Agreement dated October 1, 1993 by and between Neptune Management Corp. and Sunbank/South Florida, N.A.

       10.16(1) Asset Purchase Agreement dated June 30, 1992 by and between Heritage Cremation Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub

       10.17(1)     Form of Commissioned Contractor Agreement

       10.18(1) Agency Agreement dated for reference July 22, 1999 by and between Neptune Society and Standard Securities Capital Corporation

       Exhibit
       Number       Description
       ------       -----------
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

       10.27        Employment  Agreement  by and  between the Company and Marco
                    Markin

       10.28        Employment  Agreement  by and  between the Company and David
                    Schroeder

       10.29        Employment  Agreement  by and between the Company and Rodney
                    M. Bagley

       10.30 Memorandum of Understanding by and between the Company and Private Investment Company

       10.31        Loan Agreement dated August 8, 2001

       Exhibit
       Number       Description
       ------       -----------
       10.32        Warrant Issued to Green Leaf Investors I, LLC

       10.33        Guaranty Issued to Green Leaf Investors I, LLC

       21.1(1)      List of Subsidiaries of the Registrant
---------------------

(1)  Previously filed on February 12, 2001.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending June 30, 2001 to be signed on its behalf by the undersigned duly authorized.

                                      THE NEPTUNE SOCIETY

                                      /s/ Marco Markin
August 14, 2001                       ---------------------------------------
                                       Marco Markin, Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Rodney M. Bagley
August 14, 2001                       -----------------------------------------
                                      Rodney M. Bagley, Chief Financial Officer
                                      (Principal Accounting Officer)

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

       10.3(1) Share Purchase Agreement dated June 30, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Stanley Zicklin

       10.4(1) Share Purchase Agreement dated June 30, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman

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

       10.7(1) Interest Purchase Agreement dated for reference June 30, 1999 by and between Neptune Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Ft. Lauderdale, Ltd., Neptune-Nassau, Ltd., Neptune-Yonkers, Ltd.

       10.8(1) Interest Purchase Agreement dated for reference June 30, 1999 by and between Heritage Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.

       10.9(1) Consulting Agreement dated June 30, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

       10.10(1) Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

       10.11(1) $19,000,000 Promissory Note dated June 30, 1999 by Lari Acquisition Company, Inc.

       10.12(1) Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust

       10.13(1) $2,000,000 Promissory Note dated June 30, 1999 by Lari Acquisition Company, Inc.

       10.14(1) Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust

       Exhibit
       Number       Description
       ------       -----------
       10.15(1)     Pre-Need  Trust  Agreement  dated  October  1,  1993  by and between Neptune Management Corp. and Sunbank/South  Florida,
                    N.A.

       10.16(1) Asset Purchase Agreement dated June 30, 1992 by and between Heritage Cremation Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub

       10.17(1)     Form of Commissioned Contractor Agreement

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

       10.27        Employment  Agreement  by and  between the Company and Marco
                    Markin

       10.28        Employment  Agreement  by and  between the Company and David
                    Schroeder

       10.29        Employment  Agreement  by and between the Company and Rodney
                    M. Bagley

       10.30 Memorandum of Understanding by and between the Company and Private Investment Company

       10.31        Loan Agreement dated August 8, 2001

       Exhibit
       Number       Description
       ------       -----------
       10.32        Warrant Issued to Green Leaf Investors I, LLC

       10.33        Guaranty Issued to Green Leaf Investors I, LLC

       21.1(1)      List of Subsidiaries of the Registrant
---------------------

(1)  Previously filed on February 12, 2001.