Form 10-Q/A
period 2001-06-30
NEPTUNE SOCIETY INC/FL
filed 2001-08-20
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                            The Neptune Society, Inc.
                                    Form 10-Q/A
                                Amendment No. 1
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

                              Neptune Society Inc.
                 Condensed Consolidated Statements of Cash Flows
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                           Three Months Ended  Three Months Ended    Six Months Ended   Six Months Ended
                                              June 30, 2001      June 30, 2000        June 30, 2001       June 30, 2000
                                           ------------------  ------------------    ------------------ ------------------
Net loss                                   $   (1,669,495)        (1,789,723)           (3,460,273)         (4,047,690)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation & amortization                    516,467            394,774             1,057,772             807,337
   Accretion of discount on notes payable          28,750            329,489                57,499             374,670
   Stock Compensation                             379,167                  -               380,532              17,291
   Non-cash interest & amortization of
     deferred finance costs                       256,641             87,296               565,584             646,944
   Deferred tax asset                                   -           (124,180)                    -            (534,752)
Accounts receivable                              (979,729)           (39,306)           (1,078,548)            (70,099)
Prepaid & other current assets                    126,791            (89,282)              (39,895)           (358,246)
Deferred charges & other assets                  (483,035)           (86,358)           (1,048,381)           (559,250)
Accounts payable                                  (21,653)           461,428              (320,707)            337,641
Accrued & other liabilities                       121,603           (422,420)              341,747            (384,239)
Deferred pre-need revenues                      1,841,139          1,010,224             3,390,624           2,444,473
                                           ------------------  ------------------    ------------------ ------------------
Cash provided by (used in) operating
  activities                                      116,646           (268,058)             (154,046)           (557,442)
                                           ------------------  ------------------    ------------------ ------------------
Property, plant & equipment                        (4,880)          (144,081)               (7,529)           (221,419)

Acquisitions, net                                       -                  _        -            -            (104,246)
                                           ------------------  ------------------    ------------------ ------------------
Cash used in investing activities                  (4,880)          (144,081)               (7,529)           (325,665)

Repayment of debt                                  (6,056)           (40,431)              (11,976)         (5,125,621)

Proceeds from issuance of common stock                  -                  -                     -              89,995

Proceeds from issuance of debt                          -                  -                     -             750,000
                                           ------------------  ------------------    ------------------ ------------------
Cash used in  financing activities                 (6,056)           (40,431)              (11,976)         (4,285,626)
                                           ------------------  ------------------    ------------------ ------------------
Net increase (decrease) in cash                   105,710           (452,570)             (173,551)         (5,168,733)

Cash, beginning of period                         786,078          2,109,370             1,065,339           6,825,533
                                           ------------------  ------------------    ------------------ ------------------
Cash, end of period                          $    891,788          1,656,800               891,788           1,656,800
                                           ==================  ==================    ================== ==================
Supplemental disclosure of cash
 flow information:
Cash paid during period for interest         $    227,290            192,046               421,835             383,202
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

The following table set forth the Company's comparable statements of operation for the described periods:

                                                ------------------------------     -----------------------------
                                                 Three months   Three months         Six months    Six months
                                                ended June 30,   ended June          ended June    ended June
                                                       2001        30, 2000            30, 2001      30, 2000
                                                ------------------------------     -----------------------------
Revenues
  Services and merchandise                      $2,871,393        1,199,048           5,113,081     2,527,429
  Management and finance fees                      312,546          464,547             760,158       738,547
                                                -----------      -----------         -----------   -----------
                                  Total revenues 3,183,939        1,663,595           5,873,239     3,265,976

Cost and expenses                                1,386,622        1,032,687           2,771,772     1,984,031
                                                -----------      -----------         -----------   -----------
                                  Gross profit   1,797,317          630,908           3,101,467     1,281,945

General and administrative expenses              2,154,197        1,370,950           3,912,887     2,785,703
Amortization and depreciation expense              516,467          394,774           1,057,772       807,336
Professional                                       369,743          242,715             546,163       462,605
                                                -----------      -----------         -----------   -----------
Total general and admin. expenses                3,040,407        1,998,439           5,516,822     4,055,644

                           Loss from operations
                                                (1,243,090)      (1,367,531)         (2,415,355)   (2,773,699)

Interest expense                                   426,405          702,816           1,044,918     1,404,816
                                                -----------      -----------         -----------   -----------
Loss before provision for taxes                 (1,669,495)      (2,070,347)         (3,460,273)   (4,178,515)

                                                ------------------------------     -----------------------------
                                                 Three months   Three months         Six months    Six months
                                                ended June 30,   ended June          ended June    ended June
                                                       2001        30, 2000            30, 2001      30, 2000
                                                ------------------------------     -----------------------------
Income tax benefit                                       -          280,624                   -       534,752
Loss before cumulative effect
      of a change in accounting principle      $(1,669,495)      (1,789,723)         (3,460,273)

Cumulative effect on prior years of changing
      to a different revenue recognition method          -                -                   -      (403,927)

                                   Net loss    $(1,669,495)      (1,789,723)         (3,460,273)   (4,047,690)
                                               ============     ===========         ===========   ===========


The following table set forth the Company's comparable financial information as a percentage of revenues:

                                                     -------------------------------      -------------------------------
                                                      Three months   Three months           Six months     Six months
                                                      ended June 30, ended June 30,        ended June 30, ended June 30,
                                                          2001           2000                  2001           2000
                                                     -------------------------------      -------------------------------

Revenues
  Services and merchandise                                90.2%          72.1%                 87.1%          77.4%
  Management and finance fees                              9.8%          27.9%                 12.9%          22.6%
                                  Total revenues         100.0%         100.0%                100.0%         100.0%

Cost and expenses                                         43.6%          62.1%                 47.2%          60.7%
                                    Gross profit          56.4%          37.9%                 52.8%          39.3%

General and administrative expenses                       67.7%          82.4%                 66.6%          85.3%
Amortization and depreciation expense                     16.2%          23.7%                 18.0%          24.7%
Professional fees                                         11.6%          14.0%                  9.3%          14.2%
Total general and admin. expenses                         95.5%         120.1%                 93.9%         124.2%

                            Loss from operations         (39.0%)        (82.2%)               (41.1%)        (84.9%)

Interest expense                                          13.4%          42.2%                 17.8%          43.0%


Loss before provision for taxes                          (52,4%)       (124.5%)               (58.9%)       (127.9%)

Income tax benefit                                         0.0%          16.9%                  0.0%          16.4%

Loss before cumulative effect
      of a change in accounting principle                (52.4%)       (107.6%)               (58.9%)       (111.6%)

Cumulative effect on prior years of changing
      to a different revenue recognition method            0.0%           0.0%                  0.0%         (12.4%)

                                        Net loss         (52.4%)       (107.6%)               (58.9%)       (123.9%)

The following table sets forth financial information derived from the Company's unaudited balance sheets at June 30, 2001 and December 31, 2000:

BALANCE SHEET DATA (Unaudited):
                                       June 30,     December 31,
                                        2001           2000
                                        ----           ----


Current Assets                     $  2,365,662       1,420,770
Current Liabilities                   8,189,007       8,281,155
Long-term Debt                                -         100,878
Convertible Debentures                5,994,800       5,937,303
Shareholders' Equity               $ 13,028,022      16,107,763

OTHER FINANCIAL INFORMATION:

Number of Offices                           18               18


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

Amortization and Depreciation Expenses

     Amortization and depreciation expenses were $516,000 and $395,000, respectively, for the three months ended June 30, 2001 and 2000. Amortization and depreciation expenses were $1,058,000 and $807,000, respectively, for the six months ended June 30, 2001 and 2000. The increase in amortization and depreciation expenses during 2001 were primarily the result of the Iowa and Oregon acquisitions.

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

     We had net cash in flows (out flows) from operating activities of $116,000 and $(268,000), respectively, for the three months ended June 30, 2001 and 2000. We had net cash out flows from operating activities of $154,000 and $557,000, respectively, for the six months ended June 30, 2001 and 2000. Interest paid for the three months ended June 30, 2001 and 2000 were $227,000 and $192,000, respectively. Interest paid for the six months ended June 30, 2001 and 2000 were $422,000 and $383,000, respectively.

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

         Estimated Cash Receipts from revenues                     13.3 million
         Estimated Cash receipts from deferred revenues             3.9 million

Estimated total Cash from Operations                               17.2 million
                                                              ------------------
Estimated net Funding Requirements                               $  6.3 million
                                                              ==================

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

       10.27(2)     Employment  Agreement  by and  between the Company and Marco
                    Markin

       10.28(2) Employment Agreement by and between the Company and David Schroeder

       10.29(2)     Employment  Agreement  by and between the Company and Rodney
                    M. Bagley

       10.30(2) Memorandum of Understanding by and between the Company and Private Investment Company

       10.31(2)     Loan Agreement dated August 8, 2001

       Exhibit
       Number       Description
       ------       -----------
       10.32(2)     Warrant Issued to Green Leaf Investors I, LLC

       10.33(2)     Guaranty Issued to Green Leaf Investors I, LLC

       10.34 Second Debt Restructuring Agreement dated June 19, 2001 by and between Neptune Society of America, Inc., The Neptune Society, Inc., Emanuel Weintraub and The Emanuel Weintraub Inter Vivos Trust

       10.35 Third Debt Restructuring Agreement dated August 6, 2001 by and between Neptune Society of America, Inc., The Neptune Society, Inc., Emanuel Weintraub and The Emanuel Weintraub Inter Vivos Trust

       21.1(1)      List of Subsidiaries of the Registrant
---------------------

(1)  Previously filed as an exhibit to Form 10 on February 12, 2001.

(2) Previously filed as an exhibit to Form 10Q (for the quarter ended June 30, 2001) on August 14, 2001.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending June 30, 2001 to be signed on its behalf by the undersigned duly authorized.

                                      THE NEPTUNE SOCIETY

                                      /s/ Marco Markin
August 15, 2001                       ---------------------------------------
                                       Marco Markin, Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Rodney M. Bagley
August 15, 2001                       -----------------------------------------
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

       10.27(2)     Employment  Agreement  by and  between the Company and Marco
                    Markin

       10.28(2) Employment Agreement by and between the Company and David Schroeder

       10.29(2)     Employment  Agreement  by and between the Company and Rodney
                    M. Bagley

       10.30(2) Memorandum of Understanding by and between the Company and Private Investment Company

       10.31(2)     Loan Agreement dated August 8, 2001

       Exhibit
       Number       Description
       ------       -----------
       10.32(2)     Warrant Issued to Green Leaf Investors I, LLC

       10.33(2)     Guaranty Issued to Green Leaf Investors I, LLC

       10.34 Second Debt Restructuring Agreement dated June 19, 2001 by and between Neptune Society of America, Inc., The Neptune Society, Inc., Emanuel Weintraub and The Emanuel Weintraub Inter Vivos Trust

       10.35 Third Debt Restructuring Agreement dated August 6, 2001 by and between Neptune Society of America, Inc., The Neptune Society, Inc., Emanuel Weintraub and The Emanuel Weintraub Inter Vivos Trust

       21.1(1)      List of Subsidiaries of the Registrant
---------------------

(1)  Previously filed as an exhibit to Form 10 on February 12, 2001.

(2) Previously filed as an exhibit to Form 10Q (for the quarter ended June 30, 2001) on August 14, 2001.