Form 10-Q
period 2001-09-30
NEPTUNE SOCIETY INC/FL
filed 2001-11-14
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                        Commission file number: 000-30480



                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2492929
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3500 W. Olive, Suite 1430, Burbank, California                91505
----------------------------------------------       ---------------------------
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (818) 953-9995
--------------------------------------------------------------------------------

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

               8,317,601 shares of Common Stock, $0.002 par value,
                      outstanding as of November 14, 2001.

                            THE NEPTUNE SOCIETY, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                            Page

PART 1 -- FINANCIAL INFORMATION................................................1


Item 1:  Condensed Consolidated Financial Statements (Unaudited)...............1

         Condensed Consolidated Balance Sheets --
           September 30, 2001 and December 31, 2000 ...........................1

         Condensed Consolidated Statements of Operations --
           Three and Nine Months Ended September 30, 2001 and 2000 ............2

         Condensed Consolidated Statements of Cash Flows --
           Three and Nine Months Ended September 30, 2001 and 2000 ............3

         Notes to Condensed Consolidated Financial Statements .................4


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ............................................13

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............25


PART II -- OTHER INFORMATION..................................................26

ITEM 1.   LEGAL PROCEEDINGS...................................................26

ITEM 2.   CHANGES IN SECURITIES...............................................27

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................27

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................27

ITEM 5.   OTHER INFORMATION...................................................27

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................28

SIGNATURES ...................................................................30

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                              Neptune Society, Inc.
                                      Condensed Consolidated Balance Sheets
                                     September 30, 2001 and December 31, 2000
                                                   (Unaudited)

                                                               September 30, 2001   December 31, 2000
                                                              -------------------   -----------------
                    Assets
Current Assets:
  Cash                                                         $     578,893             1,065,339
  Accounts receivable                                              1,772,052               234,370
  Prepaid expenses and other current assets                           95,302               121,061
                                                              -------------------   -----------------
                         Total current assets                      2,446,247             1,420,770

Property and equipment, net                                        2,161,304             2,365,806

Names & reputations,  net                                         28,253,427            29,451,385

Non compete agreements,  net                                         308,431               474,051

Deferred financing costs                                           1,090,771             1,208,081
Deferred charges and other assets                                  3,974,166             2,572,340
                                                              -------------------   -----------------
                                                                  38,234,346            37,492,433
                                                              ===================   =================
       Liabilities and Shareholders' Equity
Current liabilities:
  Current portion of long-term debt                                5,406,652             5,748,946
  Accounts payable                                                 1,598,822             1,399,538
  Accrued and other current liabilities                            1,706,040             1,132,671
                                                              -------------------   -----------------
                         Total current liabilities                 8,711,514             8,281,155

Long-term debt                                                             -               100,878

Convertible debentures                                             6,000,000             5,937,303

Other long-term liabilities                                          774,704               467,087

Deferred pre-need revenue                                         10,378,060             6,598,247
                                                              -------------------   -----------------
                                                                  25,864,278            21,384,670
                                                              -------------------   -----------------
Shareholders' equity:

  Common stock                                                        16,624                15,323
  Additional paid-in capital                                      27,625,682            26,821,240
  Accumulated deficit                                            (15,272,238)          (10,728,800)
                                                              -------------------   -----------------
                         Total shareholders' equity               12,370,068            16,107,763
                                                              -------------------   -----------------
                                                               $  38,234,346            37,492,433
                                                              ===================   =================

See accompanying notes to condensed consolidated financial statements.

                                              Neptune Society, Inc.
                                 Condensed Consolidated Statements of Operations
                                    September 30, 2001 and December 31, 2000
                                                   (Unaudited)

                                                   -------------------------------      -----------------------------
                                                    Three months      Three months       Nine months      Nine months
                                                       ended              ended             ended            ended
                                                    September 30,     September 30,      September 30,    September 30,
                                                       2001               2000               2001             2000
                                                   --------------    -------------      --------------    ------------
Revenues
  Services and merchandise                          $3,599,326         1,667,997          8,712,407        4,195,426
  Management and finance fees                          255,308           324,342          1,015,466        1,062,889
                                                   --------------    -------------      --------------    ------------
                            Total revenues           3,854,634         1,992,339          9,727,873        5,258,315

Cost and expenses                                    1,604,905         1,245,521          4,376,677        3,229,552
                                                   --------------    -------------      --------------    ------------
                            Gross profit             2,249,729           746,818          5,351,196        2,028,763

General and administrative expenses                  1,866,244         1,450,560          5,779,131        4,364,294

Amortization and depreciation expense                  518,506           463,176          1,576,278        1,142,481

Professional fees                                      277,020           524,934            823,183          987,539
                                                   --------------    -------------      --------------    ------------
Total general and admin. expenses                    2,661,770         2,438,670          8,178,592        6,494,314
                                                   --------------    -------------      --------------    ------------
                            Loss from operations      (412,041)       (1,691,852)        (2,827,396)      (4,465,551)

Interest expense                                       671,125           663,799          1,716,043        2,068,615
                                                   --------------    -------------      --------------    ------------
Loss before provision for taxes                     (1,083,166)       (2,355,651)        (4,543,439)      (6,534,166)

Income tax expense                                           -          (788,880)                 -         (254,128)

Loss before cumulative effect
      of a change in accounting principle           (1,083,166)       (3,144,531)        (4,543,439)      (6,788,294)
                                                   --------------    -------------      --------------    ------------
Cumulative effect on prior years of changing
      to a different revenue recognition method              -                 -                  -         (403,927)
                                                   --------------    -------------      --------------    ------------
Net loss                                           ($1,083,166)       (3,144,531)        (4,543,439)      (7,192,221)
                                                   ==============    --===========      ==============    ============
Earnings (loss) per share -
    Income (loss) before cumulative effect
       of a change in accounting principle
             Basic & Diluted                             ($.13)             (.46)              (.58)            (.98)
    Cumulative effect on prior years of changing
       to a different revenue recognition method
             Basic & Diluted                                 -                 -                  -             (.06)
    Net income (loss)
             Basic & Diluted                             ($.13)             (.46)              (.58)           (1.04)
Weighted average number of shares -
             Basic & Diluted                          8,040,635        6,900,534          7,866,640        6,926,373


See accompanying notes to condensed consolidated financial statements.

                                              Neptune Society Inc.
                                 Condensed Consolidated Statements of Cash Flows
                         For the Three and Nine Months Ended September30, 2001 and 2000
                                                   (Unaudited)


                                                   -------------------------------      -----------------------------
                                                    Three months      Three months       Nine months      Nine months
                                                       ended              ended             ended            ended
                                                    September 30,     September 30,      September 30,    September 30,
                                                       2001               2000               2001             2000
                                                   --------------    -------------      --------------    ------------
Cash flows from operating activities:
Net loss                                           $ (1,083,166)       (3,144,531)        (4,543,439)      (7,192,221)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities

   Depreciation & amortization                          518,506           560,688          1,576,278        1,292,843
   Accretion of discount on notes payable                 5,200           280,286             62,699          470,781
   Deferred tax asset                                         -           788,880                  -          254,128
   Stock compensation                                    75,000            30,829            455,532           30,829
   Non-cash interest & amortization of
      deferred financing costs                          484,575           357,071          1,050,159        1,094,205

Changes in operating assets and liabilities:
Accounts receiveable                                   (459,133)           65,210         (1,537,681)          (7,234)
Prepaid and other assets                                 65,654           462,346             25,759           95,292
Deferred charges and other assets                      (353,444)       (1,394,360)        (1,401,826)      (1,614,018)
Accounts payable                                        439,854           666,060            119,147        1,046,201
Accrued and other liabilities                           111,736           738,917            453,484          514,405
Deferred revenues                                       389,189         1,511,191          3,779,813        3,955,664
                                                   --------------    -------------      --------------    ------------
Net cash provided by (used in) operations               193,971           922,587             39,925          (59,125)
                                                   --------------    -------------      --------------    ------------
Cash flows from investing activities:
Property and equipment                                     (669)          170,163             (8,198)        (205,948)

Acquisitions, net                                             -          (593,620)                 -         (703,620)
                                                   --------------    -------------      --------------    ------------
Net cash used in investing activities                      (669)         (423,457)            (8,198)        (909,568)
                                                   --------------    -------------      --------------    ------------
Cash flows from financing activities:
Payment of debt                                      (2,006,197)       (7,428,156)        (2,018,173)     (11,879,066)
Proceeds from issuance of debt                        1,500,000                 -          1,500,000          750,000
Proceeds from issuance of common stock                        -         7,007,495                  -        7,007,495
                                                   --------------    -------------      --------------    ------------
Net cash used in financing activities                  (506,197)         (420,661)          (518,173)      (4,121,571)
                                                   --------------    -------------      --------------    ------------
Net increase (decrease) in cash                        (312,895)           78,469           (486,446)      (5,090,264)

Cash, beginning of period                               891,788         1,656,800          1,065,339        6,825,533
                                                   --------------    -------------      --------------    ------------
  Cash, end of period                         $         578,893         1,735,269            578,893        1,735,269
                                                   ==============    =============      ==============    ============
Supplemental disclosure of cash flow
  information:
Cash paid during period for interest        $           181,350           181,544            603,185          564,746
                                                   ==============    =============      ==============    ============


See accompanying notes to condensed consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

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

     As of September  30,  2001,  the Company has a working  capital  deficit of
     $6,265,267.   The  Company  is  currently   exploring   various   financing
     alternatives to address such working capital deficiency.

(2)  Interim Financial Statements (Unaudited)

     Basis of Presentation

     The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10 filed with the Securities and Exchange Commission (the Commission) for the year ended December 31, 2000, and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may by expected for the full year period.


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

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)


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

     During the three months ended September 30, 2001, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $14,000 and $5,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment. During the nine months ended September 30, 2001, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $29,000 and $12,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment.

     Pre-need installment sales--We also sell pre-need cremation arrangements under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest. To the extent that cash received is not trusted, the Company accounts for this cash as deferred revenue until the transaction qualifies for revenue recognition under our accounting policies. Prior to January 1, 2001, due to the uncertainty of collections of these accounts, we recorded these transactions in accordance with our revenue recognition accounting policies as cash was received.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)



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

(3)  Computation of Earnings (Loss) Per Common Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2001, options to purchase 68,182 and 942,682 shares, respectively, of common stock at prices ranging from $2.50 to $14.01 per share, 13% convertible debentures (which are convertible into 500,000 shares of common stock at $10.00 per share with detachable warrants to purchase 200,000 shares of common stock at prices ranging from $10.42 to 12.50 per share) and 8% convertible debentures (which are convertible into 83,333 shares of common stock at $12.00 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

     For the three and nine months ended September 30, 2000, options to purchase 165,000 and 573,750, respectively, shares of common stock at prices ranging from $11.75 to $14.25 per share and 13% convertible debentures (which are convertible into 500,000 shares of common stock at $10.00 per share with detachable warrants to purchase 200,000 shares of common stock at prices ranging from $10.42 to $12.50 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

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

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)



     During the nine months ended September 30, 2001, 364,000 options to acquire common stock were granted. In addition, 118,250 options were canceled during the nine-month period.

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

     At September 30, 2001, 8,311,807 shares of the Company's common stock were issued and outstanding.

(5)  Debt

     Long-term debt at September 30, 2001 and December 31, 2000, respectively, was as follows:

                                                                                    Sep. 30,          Dec. 31,
                                                                                      2001             2000
                                                                                --------------------------------
          13% Convertible debentures, due February 24, 2005.                     $ 5,000,000         5,000,000

          Note payable, due January 2, 2002. (a)                                   2,724,440         4,724,440

          Note payable, due January 2, 2002. (b)                                   1,575,000                 -

          Note payable due on September 30, 2001. (c)                              1,000,000         1,000,000

          8% Convertible debentures, due July 17, 2003.                            1,000,000           937,503

          Notes payable due May 31, 2002.                                             17,212            35,184

          Line of credit, due April 1, 2002.                                          90,000            90,000
                                                                                -------------     -------------
                                                                                  11,406,652        11,787,127
          Less current installments                                                5,406,652         5,748,946
                                                                                -------------     -------------
                                                                                 $ 6,000,000         6,038,181
                                                                                =============     =============

(a) On July 31, 2000, the Company restructured its note due to the Weintraub Trust resulting in a remaining balance of $4,724,440 outstanding and extended the due date on such amount to July 31, 2001. In consideration for the extension of the due date, the Company

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)


     guaranteed the difference between $47,250 and the aggregate cash to be received on the sale of 3,375 shares of the Company's common stock held by the Weintraub Trust monthly over the extension term (a total of 40,500 shares). As a result of the guarantee, the Company has paid and expensed $254,000 through September 30, 2001. The Company has recorded a liability and deferred financing costs for the fair value of such guarantee and adjustments to such liability were recorded through interest expense.

     In August 2001, the Company paid $2 million of its $4.7 million note payable and restructured the remaining $2.7 million. The remaining $2.7 million will become due and payable on January 2, 2002, along with a cash loan fee of $168,000. The restructured amount will accrue interest at 12% per annum, payable monthly. The Company also issued 55,000 shares of the Company's common stock valued at $248,000.

(b) In August 2001, the Company borrowed $1,575,000 at 12% interest per annum, payable monthly, becoming due and payable January 2, 2002. Of the principle amount, $75,000 represents a loan fee. The Company also issued 15,789 shares of the Company's common stock valued at $71,000 and a warrant to purchase up to 30,000 shares of the Company's common stock at $10.42 per share valued at $200. The debt is collateralized by certain assets of the Company.

(c) In August 2001, the Company entered into a Memorandum of Understanding to convert its $1,000,000 note due to Private Investment Company, Ltd. on September 30, 2001 into a 12% convertible debenture with interest payable annually on September 30th of each year of the term. The debenture shall have a conversion price of $6.00 per share of the Company's common stock and a maturity date of September 30, 2004. The Company also issued 10,000 shares of the Company's common stock valued at approximately $45,000.

(6)  Income Taxes

     As a result of the Company's continuing losses, during the three and nine months ended September 30, 2001, the Company did not recognize any tax benefit related to its tax net operating losses.

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

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)



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

     On October 22, 2001, the Company entered into a settlement and confidentiality agreement, effective August 8, 2001 (the "Settlement Agreement"), by and among Leneda, Inc., a California corporation, doing business as Neptune Society of San Diego County, Neptune Society of San Bernardino County, Neptune Society of Riverside County and Neptune Society of Imperial County ("Leneda"); the Registrant, Neptune Management Corporation, a California corporation, Neptune Society of Florida, Inc., a Florida corporation, Heritage Alternatives, Inc., a California corporation, Heritage Alternatives, L.P., Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Fort Lauderdale, Ltd., and Neptune-Miami, Ltd. (collectively, "Neptune Society"), and Emanuel
     Weintraub, individually ("Weintraub"). The Settlement Agreement provided for the dismissal of the lawsuit filed by Leneda (the "Leneda Litigation"). The "Neptune Society" Service Mark is the subject of the United States Patent and Trademark Office's Trademark Trial and Appeals Board Concurrent Use Order No. 871 and a 1995 Settlement Agreement pertaining thereto.

     Under the terms of the Settlement Agreement, Neptune Society and Leneda entered into a Service Agreement under which Leneda agreed to be the sole service provider of fulfillment cremation services for a total of 7,300 existing pre-need contracts (the "Relevant Contracts"), which were either executed in or otherwise indicate that the contract holder resided within the counties of San Diego, San Bernardino, Riverside and Imperial, all located in the state of California. These fulfillment services will be provided by Leneda for a specified price, which will be paid from the proceeds of the amount trusted for the beneficiary of the Relevant Contract with the remaining balance in the trust, if any, paid to the Neptune Society in accordance with the terms of the trust. Neptune Society also granted to Leneda a security interest in the Relevant Contracts to secure performance of the Neptune Society's obligations under the Service
     Agreement and the Settlement Agreement. Leneda and Neptune Society each agreed to implement appropriate procedures to ensure that the Service Mark would be used in a manner consistent with the United States Patent and Trademark Office's Trademark Trial and Appeals Board Concurrent Use Order No. 871 and a 1995 Settlement Agreement. Neptune Society's insurers agreed to pay Leneda $900,000 under the terms of the Settlement Agreement.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)


     In connection with the Settlement Agreement, Neptune Society agreed to release any and all claims for indemnification against Weintraub under the terms of the Share Purchase Agreement dated March 26, 1999 . Weintraub agreed to subordinate a security interest in the Relevant Contracts to Leneda.

(8)  Subsequent Events

     In October 2001, the Company entered into an agreement in principle with Mr. Weintraub and the Weintraub Trust to restructure the remaining $2.7 million of acquisition debt, previously due January 2002, at 13% interest per annum. As a part of the agreement, the Company and Weintraub agreed to roll $168,000 in loan fees due January 2, 2002 related to previous loan restructurings and $350,000 in new loan fees related to this restructuring into the note balance due as principle, and issue Weintraub 300,000 shares of the Company's common stock valued to $175,000. The Company agreed to pay Weintraub $500,000 on January 2, 2002, amortized $963,000 million over 18 months and make a lump-sum payment of $1,779,000 in July 2003 The Company and Weintraub further agreed to either mutual releases with insurers and/or Weintraub to forebear from suing insurers. (See "Legal Proceedings".) The Company will pay-out $300,000 related to Weintraub's consulting agreement that would be owed March 31, 2002 on January 2, 2002.


(9)  New Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)


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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $28.3 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.7 million and $1.4 million for the year ended
     December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121,

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

                                   (Unaudited)



     an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142.

     The  Company  is  required  to adopt  Statement  144 no later than the year beginning after December 15, 2001. Accordingly, the Company will adopt Statement 144 in the first quarter of 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

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

Overview

     We are a provider of cremation services in North America. As of November 1, 2001, we operate 18 locations serving California, Florida, Iowa, Oregon, New York and Washington. Our strategy is to grow by: (i) selectively acquiring small, family-owned cremation service providers strategically located across North America; (ii) initiating start up operations to be associated with key acquisitions; (iii) opening start-up operations and new location; (iv) operating all our locations under one nationally branded name, "The Neptune Society" (where permitted); (v) avoiding direct competition with corporate consolidators by concentrating solely on cremation services and cremation products; and (vi) improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization. We believe that implementing these initiatives are critical to achieving profitability and are our most important challenges in competing effectively in the death care industry.

     During the nine months ended September 30, 2001, we made no acquisitions. During the nine months ended September 30, 2000, we acquired our operations in Iowa and Oregon. As a result of these acquisitions, our historical results of operations may vary from future results and period-to-period comparisons may not be indicative of our future results.


SELECTED FINANCIAL INFORMATION

     The selected financial information presented below as of and for the three and nine months ended September 30, 2001 and 2000 are derived from the unaudited condensed consolidated financial statements of the Company. The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes.

                                                      ------------------------------      ----------------------------
                                                       Three months     Three months       Nine months    Nine months
                                                           ended           ended              ended          ended
                                                       September 30,   September 30,       September 30,  September 30,
                                                           2001            2000               2001           2000
                                                      ------------------------------      ----------------------------
Revenues
  Services and merchandise                             $ 3,599,326      1,667,997           8,712,407      4,195,426
  Management and finance fees                              255,308        324,342           1,015,466      1,062,889
                                                      -------------    -----------        -------------   -----------
                                     Total revenues      3,854,634      1,992,339           9,727,873      5,258,315

Cost and expenses                                        1,604,905      1,245,521           4,376,677      3,229,552
                                                      -------------    -----------        -------------   -----------
                                       Gross profit      2,249,729        746,818           5,351,196      2,028,763

General and administrative expenses                      1,866,244      1,450,560           5,779,131      4,364,294

Amortization and depreciation expense                      518,506        463,176           1,576,278      1,142,481

Professional fees                                          277,020        524,934             823,183        987,539
                                                      -------------    -----------        -------------   -----------
Total general and admin. expenses                        2,661,770      2,438,670           8,178,592      6,494,314
                                                      -------------    -----------        -------------   -----------
                               Loss from operations       (412,041)    (1,691,852)         (2,827,396)    (4,465,551)

Interest expense                                           671,125        663,799           1,716,043      2,068,615
                                                      -------------    -----------        -------------   -----------
Loss before provision for taxes                         (1,083,166)    (2,355,651)         (4,543,439)    (6,534,166)
Income tax expense                                               0       (788,880)                  0       (254,128)
                                                      -------------    -----------        -------------   -----------
Loss before cumulative effect
      of a change in accounting principle               (1,083,166)    (3,144,531)         (4,543,439)    (6,788,294)
                                                      -------------    -----------        -------------   -----------
Cumulative effect on prior years of changing
      to a different revenue recognition method                  0              0                   0       (403,927)
                                                      -------------    -----------        -------------   -----------
                                           Net loss    $(1,083,166)    (3,144,531)         (4,543,439)    (7,192,221)
                                                      =============    ===========        =============   ===========

The following table sets forth the Company's comparable financial information as a percentage of revenues:

                                                -------------------------------      -------------------------------
                                                 Three months   Three months           Nine months    Nine months
                                                     ended          ended                 ended          ended
                                                 September 30,  September 30,         September 30,  September 30,
                                                     2001           2000                  2001           2000
                                                -------------------------------      -------------------------------
Revenues
  Services and merchandise                         93.4%           83.7%                 89.6%           79.8%
  Management and finance fees                       6.6%           16.3%                 10.4%           20.2%
                                                 --------        --------              --------        --------
                           Total revenues         100.0%          100.0%                100.0%          100.0%

Cost and expenses                                  41.6%           62.5%                 45.0%           61.4%
                                                 --------        --------              --------        --------
                           Gross profit            58.4%           37.5%                 55.0%           38.6%

General and administrative expenses                48.4%           72.8%                 59.4%           83.0%
Amortization and depreciation expense              13.5%           23.2%                 16.2%           21.7%
Professional fees                                   7.2%           26.3%                  8.5%           18.8%
                                                 --------        --------              --------        --------
Total general and admin. expenses                  69.1%          122.4%                 84.1%          123.5%
                                                 --------        --------              --------        --------
                           Loss from operations   (10.7%)         (84.9%)               (29.1%)         (84.9%)

Interest expense                                   17.4%           33.3%                 17.6%           39.3%
                                                 --------        --------              --------        --------
Loss before provision for taxes                   (28.1%)        (118.2%)               (46.7%)        (124.3%)

Income tax expense                                    -           (39.6%)                   -            (4.8%)
                                                 --------        --------              --------        --------
Loss before cumulative effect
      of a change in accounting principle         (28.1%)        (157.8%)               (46.7%)        (129.1%)

Cumulative effect on prior years of changing
      to a different revenue recognition method       -               -                     -            (7.7%)
                                                 --------        --------              --------        --------
                           Net loss               (28.1%)        (157.8%)               (46.7%)        (136.8%)
                                                 ========        ========              ========        ========


BALANCE SHEET DATA (Unaudited):
                                                  September 30,    December 31,
                                                      2001             2000
                                                 --------------   --------------

Current Assets                                   $ 2,446,247         1,420,770
Current Liabilities                                8,711,514         8,281,155
Long-term Debt                                             -           100,878
Convertible Debentures                             6,000,000         5,937,303
Shareholders' Equity                             $12,370,068        16,107,763

OTHER FINANCIAL INFORMATION:

Number of Offices                                         18                18

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000:

Results of Operations

     The following discussion compares the operations of the registrant for the three and nine months ended September 30, 2001 to the operations of the registrant for the three and nine months ended September 30, 2000.

Revenues

     In May 2001, the Company changed its inventory procedures and sales contracts to conform to its revised revenue recognition policy. Under the Company's revised revenue recognition policy, the Company is allowed to recognize certain pre-need merchandise revenues from the sale of pre-need contracts prior to the performance of the related cremation service.

     Cremation service and merchandise revenues were $3,599,000 for the three months ended September 30, 2001 compared to $1,668,000 for the same period in 2000. Revenues increased $1,931,000 or 115.8% due to the recognition of pre-need merchandise revenue, increased fulfillment revenues and the travel assurance product offering. The Worldwide Travel Assurance Plan ("Travel Plan"), which was introduced company-wide during the first quarter of 2001, contributed $530,000 to the increase in revenues in the third quarter.

     Cremation service and merchandise revenues were $8,712,000 for the nine months ended September 30, 2001 compared to $4,195,000 for the same period in 2000. Revenues increased $4,517,000 or 107.7% due to the recognition of pre-need merchandise revenue, increased at-need and fulfillment revenues and the introduction of Travel Plan. At-need case volume increased 4.1% during the nine months ended September 31, 2001 over the comparable 2000 period. The Travel Plan contributed $1,418,000 to the increase in revenues.

     During the three months ended September 30, 2001 and 2000, merchandise sales of $389,000 and $959,000, respectively, were deferred as we did not meet our revenue recognition criteria.

     During the nine months ended September 30, 2001 and 2000, merchandise sales of $3,780,000 and $3,077,000, respectively, were deferred as we did not meet our revenue recognition criteria. Although such revenues were deferred, pre-need cremation arrangement sales contract volume increased 26.8% over the same period in 2000.

     The Company believes that revenues during the three and nine months ended September 30, 2001 were adversely affected by the Company's suspension of marketing and sales activities in Riverside, Imperial, San Bernadino and San Diego Counties (the "Four County Area") pending resolution of the Leneda litigation.  We  estimate  that  the  suspension  of  our  marketing  and  sales activities in the Four County Area caused our revenues to decline by approximately $200,000 or 5.2% and $300,000 or 3.0% during the three and nine months ended September 30, 2001, respectively. Subsequent to September 30, 2001, the Company entered into a settlement agreement with Leneda. Under the terms of the settlement agreement, we are permitted to market pre-need arrangement contracts under the name "Trident Society" in the Four County Area. The Company believes the Leneda settlement will not have a material financial impact on operations. We can not predict when, or if, revenues related to the affected areas will return to historical levels. See "Legal Proceedings."

     In March 2000 and July 2000, the Company acquired the Ankeny, Iowa and Portland, Oregon properties, respectively, and opened one new office. In the fiscal year 2000, subsequent to the third quarter, the Company opened one new office in the State of Washington. The Company did not acquire or open any new properties or offices during 2001.

     Cremation service and merchandise revenues related to acquisitions and new office openings after December 31, 1999 were $1,026,000 and $290,000 for the three months ended September 30, 2001 and 2000, respectively.

     Cremation service and merchandise revenues related to acquisitions and new office openings after December 31, 1999 were $2,018,000 and $344,000 for the nine months ended September 30, 2001 and 2000, respectively.

     Revenues earned for the three months ended September 30, 2001 and 2000 from trust fund management and finance fees were $255,000 and $324,000, respectively. The $69,000 or 21.3% decrease is attributable to decreased management fees due to reduced investment yields.

     Revenues earned for the nine months ended September 30, 2001 and 2000 from trust fund management and finance fees were $1,015,000 and $1,063,000, respectively. The $48,000 or 4.5% decrease is attributable to decreased management fees due to reduced investment yields, which was partially offset by increased finance fee income. Finance fees increased due to the Company's current ability to recognize income over the life of the pre-need contract versus at the end of the contract, as previously recognized.


Costs and Expenses and Gross Profit

     Direct costs and expenses were $1,605,000 or 41.6% of revenues for the three months ended September 30, 2001 compared to $1,246,000 or 62.5% of revenues for the comparable period in 2000. The $359,000 or 28.9% increase was attributable to fiscal 2000 acquisitions and new office openings, increases in variable costs related to the recognition of pre-need merchandise revenues and increases in costs related to a new product offering, the Travel Plan. The gross profit during the three months ended September 30, 2001 was $2,250,00 or 58.4% of total revenues compared to $747,000 or 37.5% for the comparable period in 2000.

     Direct costs and expenses were $4,377,000 or 45.0% of revenues for the nine months ended September 30, 2001 compared to $3,230,000 or 61.4% of revenues for the comparable period in 2000. The $1,147,000 or 35.5% increase was attributable to the same factors discussed in the abovementioned quarterly results, as well as increased at-need activity. Gross profit during the nine months ended September 30, 2001 was $5,351,000 or 55.0% of total revenues compared to $2,029,000 or 38.6% for the comparable period in 2000.

     The gross profit margin for the three and nine months ended September 30, 2001 increased 55.7% and 42.4%, respectively, over the comparable 2000 periods. These increases were due to increased pre-need and at-need activity, the introduction of the Travel Plan and the recognition of pre-need merchandise sales in the third quarter of 2001. The increase in activity allowed the Company to achieve greater efficiencies related to certain fixed costs included in direct costs and expenses. The gross margin related to the Travel Plan and pre-need merchandise sales, respectively, was higher than the Company's gross margin in the comparable 2000 periods.


General and Administrative Expenses

     General and administrative expenses for the three months ended September 30, 2001 were $1,866,000 or 48.4% of revenues. General and administrative expenses for the three months ended September 30, 2000 were $1,451,000 or 72.8% of revenues. The $416,000 or 28.7% increase in general and administrative expenses in 2001 compared to 2000 is related to additional costs associated with the increased number of management level personnel, non-cash compensation costs related to employment agreements entered into with certain executive management staff members and the additional costs associated with supporting an increased number of geographic locations.

     General and administrative expenses for the nine months ended September 30, 2001 were $5,779,000 or 59.4% of revenues. General and administrative expenses for the nine months ended September 30, 2000 were $4,364,000 or 83.0% of revenues. The $1,415,000 or 32.4% increase in general and administrative expenses in 2001 compared to 2000 is due to the effects of the same factors discussed in the abovementioned quarterly results.

Amortization and Depreciation Expenses

     Amortization and depreciation expenses were $519,000 and $463,000, respectively, for the three months ended September 30, 2001 and 2000.
Amortization and depreciation expenses were $1,576,000 and $1,142,000, respectively, for the nine months ended September 30, 2001 and 2000. The increase in amortization and depreciation expenses during 2001 was primarily the result of the Iowa and Oregon acquisitions.

Professional Fees

     Professional fees were $277,000 or 7.2% of revenues for the three months ended September 30, 2001 compared to $525,000 or 26.3% of revenues for the three months ended September 30, 2000. Professional fees were $823,000 or 8.5% of revenues for the nine months ended September 30, 2001 compared to $988,000 or 18.8% of revenues for the nine months ended September 30, 2000. The decrease in professional fees during 2001 was related to the successful completion of registration of the Company's common stock under the Securities Exchange Act of 1934 with the Securities and Exchange Commission in the second quarter of 2001. The Company continued to incur significant legal expenses associated with the Leneda litigation. The Leneda litigation was settled on October 22, 2001. Professional fees also include $250,000 of consulting fees paid by us to the former principal shareholder in 2001 and 2000, respectively, for marketing and sales consultation. The consulting agreement with the former principal shareholder will expire January 2, 2002. A lump-sum payment of $300,000 will be due upon expiration. The Company anticipates that professional fees will begin to trend downward in subsequent periods.


Interest Expense

     Interest expense was $671,000 or 17.4% of revenues for the three months ended September 30, 2001 compared to $664,000 or 33.3% of revenues for the three months ended September 30, 2000. Interest expense was $1,716,000 or 17.6% of revenues for the nine months ended September 30, 2001 compared to $2,069,000 or 39.3% of revenues for the nine months ended September 30, 2000. The increase in interest expense in 2001 was a result of certain debt restructuring and refinancing to partially extinguish, and extend the due date of the current portion of acquisition debt previously due July 31, 2001.

     We anticipate interest expense will increase in subsequent periods. The Company entered into a Letter of Memorandum with Private Investment Company with terms to convert a $1 million non-interest bearing promissory note, due September 30, 2001, into a 12% per annum interest bearing convertible debenture maturing in September 2004 that would contribute to higher interest costs. See "Other Financings".


Loss before Cumulative Effect of Change in Accounting Principle

     Loss before cumulative effect of a change in accounting principle was $1,083,000 and $3,145,000, respectively, for the three months ended September 30, 2001 and 2000. Loss before cumulative effect of a change in accounting principle was $4,543,000 and $6,788,000, respectively, for the nine months ended September 30, 2001 and 2000. The loss related to each respective period differed for the reasons described above.

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

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond current state regulations. As of January 1, 2000, the Company added the following criteria to its revenue recognition policy for the sale of merchandise: (i) a definitive delivery date, (ii) stored merchandise is required to be segregated and specifically identified by customer, (iii) a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. The Company deferred revenues and costs of $389,000 and $353,000, respectively, during the three month period ended September 30, 2001, and $3,780,000 and $1,402,000, respectively, during the nine months ended September 30, 2001, until such time as the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. The Company recognizes revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of the Company's current revenue recognition policy criteria outlined above.

     The cumulative effect adjustment represents revenue and cost deferrals of $488,000 and $84,000, respectively, related to pre-need merchandise sales transactions previously recognized in 1999. For the nine months ended September 30, 2000 the effect of this change on loss before the cumulative effect of the accounting change was to increase such loss by $404,000, or $.06 per diluted share.


Net Loss

     Net loss was $1,083,000 and $3,145,000, respectively, for the three months ended September 30, 2001 and 2000. Net loss was $4,543,000 and $7,192,000, respectively, for the nine months ended September 30, 2001 and 2000. The net loss related to each respective period differed for the reasons described above.


Liquidity and Capital Resources

     At September 30, 2001, we had current assets of $2,446,000, which is comprised of cash, accounts receivable and prepaid expenses. Our total current liabilities were $8,712,000 comprised mainly of accounts payable, accrued liabilities, and the current portion of long term debt. We had long-term debt, including convertible debentures, of $6,000,000. We had a working capital deficit of $6,265,000 at September 30, 2001.

     In connection with the acquisition of the Neptune Group, a group of privately-held companies engaged in the business of marketing and administering Pre-Need and At-Need cremation services in California, Florida and New York under the name the "Neptune Society", on March 31, 1999, the Company issued two promissory notes totaling $21 million (one note in the amount of $19 million and one in the amount of $2 million). In July and August, 2000, we negotiated a 12 month extension on $4.7 million of the $10 million principal due under the $19 million note (the "19 Million Note") at an effective interest rate of 11% and paid $5.3 million of the principal balance of the $19 Million Note and the outstanding balance of the $2 million note. Such payments were funded through a private equity placement of $7 million. In connection with the extension of the $4.7 million balance outstanding under the $19 Million Note, we guaranteed the difference between the aggregate cash received and $47,250 on the sale of 3,375 shares monthly of our common stock held by the Weintraub Trust over the extension term, which ended July 31, 2001. As a result of the guarantee, we paid Weintraub

Trust $0 and $254,000 during the three and nine months ended September 30, 2001, respectively. We recorded a liability for the fair value of such guarantee and adjustments to such liability were recorded through interest expense. At September 30, 2001, the liability related to the fair value of such guarantee was $0. We also released Mr. Weintraub from liability for loss of, or projected loss of, revenue as a result of the Leneda legal proceeding occurring after the date of our acquisition of the Neptune Group. See "Legal Proceedings".

     In August 2001, the Company paid $2 million of the $4.7 million outstanding under the $19 Million Note and restructured the remaining $2.7 million balance. The remaining $2.7 million is due and payable on January 2, 2002, along with a cash loan fee of $168,000 paid as a fee for restructuring the $19 Million Note. The restructured amount will accrue interest at 12% per annum, payable monthly. The Company also issued 55,000 shares of the Company's common stock valued at $248,000. See "Other Financings" and "Changes in Securities".

     In August 2001, the Company borrowed $1,575,000 at 12% interest per annum, payable monthly, becoming due and payable January 2, 2002. Of the principle amount, $75,000 represents a loan fee. The Company also issued 15,789 shares of the Company's common stock valued at $71,000 and a warrant to purchase up to 30,000 shares of the Company's common stock at $10.42 per share valued at $200. The debt is collateralized by certain assets of the Company. See "Other Financings" and "Changes in Securities".

     In connection with the Portland acquisition, we assumed outstanding 9% debt of $137,000 through May 2002.

     We had net cash in flows from operating activities of $194,000 and $923,000, respectively, for the three months ended September 30, 2001 and 2000. We had net cash in flows (out flows) from operating activities of $40,000 and $(59,000), respectively, for the nine months ended September 30, 2001 and 2000. Interest paid for the three months ended September 30, 2001 and 2000 were $181,000 and $192,000, respectively. Interest paid for the nine months ended September 30, 2001 and 2000 were $603,000 and $565,000, respectively.

Subsequent Events

     On October 19, 2001, Neptune Society and Emanuel Weintraub and the Emanuel Weintraub Inter Vivos Trust entered into an agreement in principle for the restructuring of the outstanding principal balance of approximately $2.8 million, due January 2, 2002 under the $19 Million Note. Under the terms of the agreement, Neptune Society has the option to restructure the payment of the balance due under the $19 Million Note as follows: (i) $500,000 on or before January 2, 2002, (ii) eighteen monthly installments of $78,471 beginning January 2002 and (iii) the remaining principal balance of approximately $1,779,000 due on July 31, 2003. Neptune Society agreed to pay interest on the principal amount restructured at the rate of 13% per annum.

     If the Company elects to restructure the balance due under the $19 Million Note, the Company will pay Weintraub a loan fee consisting of (i) $350,000, which will be added to the principal balance of the note and (ii) 300,000 shares of Neptune Society common stock, issuable to Weintraub's nominees. The Company also ratified its obligations under its consulting agreement with Mr. Weintraub and agreed to pay on January 2, 2002 Mr. Weintraub consulting fees and to reimburse certain expenses under the agreement. Neptune Society also agreed to reimburse Mr. Weintraub for attorneys' fees in the amount of $120,000 incurred by him in connection with the Leneda litigation in consideration of an agreement to forebear from asserting claims against the Company's insurers or settling such claims arising out of the Leneda litigation. See "Legal Proceedings". The Company may enter into a definitive agreement with Weintraub related to the restructuring prior to the end of the year 2001.

     In October 2001, the Company submitted applications to open offices in the state of Colorado.

Plan of Operation

     Our Plan of Operation is based, in part, on information provided in the reports of our consultants and the decisions of management. Our independent auditors have not examined, compiled or otherwise applied procedures to the plan of operation presented herein and, accordingly, do not express an opinion or any other form of assurance on it. Set forth below is a summary of our current Plan of Operation for the fiscal year ending 2001.

Material Commitments--Short-term                         Funding Required
--------------------------------                         ----------------
    Cost of sales, general & admin expenditures           $13.9 million
    Current portion of long-term debt                       3.3 million
    Working capital, excluding
             current portion of long-term debt              1.5 million
    Location expansion                                       .1 million
    Lease payments                                           .5 million
    Interest payments                                       1.2 million
    Contingent payments to former owners                     .3 million
    Consulting fee payments                                  .7 million
    Capital Expenditures                                     .1 million
                                                         ----------------
Estimated total Short-term Commitments                     21.6 million

    Cash Receipts from revenues                            12.9 million
    Cash Receipts from deferred revenues                    3.9 million
                                                         ----------------

Estimated total Cash from Operations                       16.8 million
                                                         ----------------
Estimated net Funding Requirements                        $ 4.8 million
                                                         ================


     Net Cash Flow from existing locations' on-going operations: Management's current 2001 forecast projects it will achieve $1.5 million in positive net cash flows before the payment of debt and interest, contingent asset purchase price and capital expenditures. We anticipate generating cash receipts from sales and other income of $16.8 million, on cash expenditures of $15.3 million.

     Working capital: The Company had a net working capital deficit of $4.3 million at October 31, 2001. The majority of the deficit relates to the current portion of long-term debt of $3.3 million, which takes into consideration the agreement in principal between Mr. Weintraub and the Company to restructure the Company's obligations under the $19 Million Note. See "Liquidity and Capital Resources-Subsequent Events". The current portion of long-term debt due during the first quarter of 2002 is approximately $2.2 million. $1 million is currently due and payable under a note issued to the Private Investment Company ("PIC"); the Company and PIC have entered into a Letter of Understanding to restructure certain terms under the note, including the due date. The remainder relates to accounts payable and accrued expenses in connection with our on-going operations.

     Current portion of Long-term Debt: The current portion of long-term debt $3.3 million at October 31, 2001 which takes into consideration the agreement in principal between Mr. Weintraub and the Company to restructure the Company's obligations under the $19 Million Note. See "Liquidity and Capital Resources-Subsequent Events". That portion of debt consisted of $648,000 of initial acquisition debt, $1.6 million of bridge financing debt, $1 million of other acquisition debt and the remainder consists of various other loans and a line of credit. Of this amount, $2.2 million is due and payable during the first quarter of 2002 and $1 million is currently due and payable to PIC. However, the Company entered into a Letter of Understanding to convert the $1 million promissory note, due September 30, 2001, into a 12% convertible debenture (convertible at $6.00 per share of the Company's common stock) with a maturity date of September 2004.

     Location expansion: In accordance with the Management's current plan of operation to add one to two new locations in the current year, we estimate our expansion investment, including capital expenditures, to be approximately $130,000. We anticipate we will not generate cash receipts on our expansion investment in fiscal year 2001.

     Lease payments-current year: We are obligated under certain office rental, facility rental, storage rental equipment rental, temporary housing rental and automotive rental agreements. Current year lease payments amount to $454,000.

     Interest payments: We expect to carry outstanding debt, including convertible debt, requiring annual cash interest payments of $1.2 million, payable in monthly installments. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

     Consulting payments: We are obligated to pay consulting fees of $348,000, payable in monthly installments. We have consulting agreements with Emanuel Weintraub and Charles Martin, which expire January 2002 and May 2002, respectively. Mr. Weintraub is entitled to a fee of $27,775 per month with $7,775 deferred until expiration or termination of the agreement. At the end of the agreement term, Mr. Weintraub will receive a balloon payment of $300,000 which includes $51,000 of interest accrued at 9%. We agreed to make the balloon payment on January 2, 2002 if we elect to restructure our obligations under the $19 Million Note. See "Liquidity and Capital Resources -- Subsequent Events." Mr. Martin receives a fee of $1,200 per month.

     Contingent payments to former owners: Under the Washington and Iowa acquisition agreements, we agreed to pay the former owners, in cash or common stock, at the Company's option, a percentage of gross revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Washington agreement requires a payment related to gross revenues without regard to EBITDA. In May 2001, we issued an additional 2,956 shares of common stock valued at $28,771 under the Washington agreement. The Iowa re-negotiated agreement requires payment only if both gross revenues and EBITDA reach or exceed predetermined levels. Iowa's gross revenues and EBITDA did not reach or exceed predetermined levels and no additional payment or stock issuance was made. As a part of the July 2000 Weintraub debt re-negotiation, we guaranteed the difference between the aggregate cash received and $47,250 on the sale of 3,375 shares monthly of our common stock held by the Weintraub Trust through July 2001. The final contingent payment in July 2001 resulting from the guarantee was $27,000.

     Capital Expenditures: We anticipate capital expenditures required for on-going operations of existing locations in fiscal year 2001 to amount to approximately $55,000. These expenditures include office furniture and office and computer equipment.

     Our total operating and capital budgets for the fiscal year ended December 31, 2001 is estimated to be approximately $16 million. We expect operating cash flows, before debt servicing and expansion expenditures, to be adequate to finance our basic operations. We will need to raise approximately $4.8 million, if the PIC note is not converted into a convertible debenture under the terms of our Letter of Understanding, during the fourth quarter of 2001 to pay the current portions of long-term debt due now and during the first quarter of 2002, to fund our location expansion program and to meet our working capital needs. We intend to raise such capital by issuance of debt, equity or convertible securities. We are attempting to raise additional financing; however, we have no current arrangement to obtain such financing and there can be no assurance that financing will be available or accessible on reasonable terms.

     In addition, there is no assurance that our actual expenditures for the fiscal year ending December 31, 2001 will not exceed our estimated operating budgets. Actual expenditures will depend on a number of factors, some of which are beyond our control including, among other things, timing of regulatory approval of its projects, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, the death and cremation rates in the geographical locations that we serve, consumer acceptance of our pre need plans, changes in governmental regulation as they relate to our business, certain economic and political factors, the time expended by consultants and professionals and fees associated with applications related to obtaining and maintaining licenses for our locations and the professional fees associated with the Leneda litigation and the outcome of such litigation. If the actual expenditures for such costs exceed the estimated costs or if events occur that require additional expenditures, we will be required to raise additional financing or to defer certain expenditures to meet other obligations.

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

Other Financings

     In July and August 2001, the Company entered into a Second and Third Debt Restructuring Agreement with the Weintraub Trust to restructure the Company's outstanding balance under the $19 Million Note issued in connection with the Company's acquisition of a private group of companies, which form a majority of the Company's ongoing business. Under the terms of the Third Debt Restructuring Agreement, the Company paid the Weintraub Trust $2 million on August 7, 2001 and restructured the remaining $2.7 million due under the note. The Company and the Weintraub Trust agreed that the remaining $2.7 million will become due and payable on January 2, 2002, along with a cash loan fee of $168,000 as consideration for the restructuring. The restructured amount will accrue interest at 12% per annum, payable monthly. The Company also issued 55,000 shares of the Company's common stock valued at $248,000 as consideration for the restructuring to Weintraub nominees.

     In August 2001, the Company through a wholly-owned subsidiary borrowed $1,575,000 at 12% interest per annum, payable monthly, due January 2, 2002 for the purposes of satisfying our obligations due August 7, 2001 under the $19 Million Note, as amended by the Third Restructuring Agreement. A loan fee in the amount of $75,000 was paid from the proceeds of the loan to the lender. The Company also issued 15,789 shares of the Company's common stock valued at $71,000 and a warrant to purchase up to 30,000 shares of the Company's common stock at $10.42 per share valued at $200. The debt is collateralized by the Company's assets related to its Portland business.

     In August 2001, the Company entered into a Memorandum of Understanding to convert a $1,000,000 note issued to Private Investment Company, Ltd. ("PIC"),due September 30, 2001, into a 12% convertible debenture with interest payable annually on September 30th of each year of the term. The debenture is convertible into common stock of the Company at a conversion price of $6.00 per share and matures on September 30, 2004. The Company also agreed to issue 10,000 shares of the Company's common stock valued at approximately $45,000 as a commitment fee to PIC. Definitive agreements have not been entered into in connection with this transaction.

Long-Term Debt

     We had outstanding long-term debt as of September 30, 2001 of $11,407,000. We intend to finance our long-term debt obligations through cash flow from operations and through additional issuance of debt, equity or convertible securities.

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

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $28.3 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.7 million and $1.4 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142.

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001. Accordingly, the Company will adopt Statement 144 in the first quarter of 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.


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

     On  October  22,  2001,   the  Company   entered  into  a  settlement   and
confidentiality agreement, effective August 8, 2001 (the "Settlement Agreement"), by and among Leneda, Inc., a California corporation, doing business as Neptune Society of San Diego County, Neptune Society of San Bernardino County, Neptune Society of Riverside County and Neptune Society of Imperial County ("Leneda"); the Registrant, Neptune Management Corporation, a California corporation, Neptune Society of Florida, Inc., a Florida corporation, Heritage Alternatives, Inc., a California corporation, Heritage Alternatives, L.P., Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Fort Lauderdale, Ltd., and Neptune-Miami, Ltd. (collectively, "Neptune Society"), and Emanuel Weintraub, individually ("Weintraub"). The Settlement Agreement provided for the dismissal of the lawsuit filed by Leneda (the "Leneda Litigation"). The "Neptune Society" Service Mark is the subject of the United States Patent and Trademark Office's Trademark Trial and Appeals Board Concurrent Use Order No. 871 and a 1995 Settlement Agreement pertaining thereto.

     Under the terms of the Settlement Agreement, Neptune Society and Leneda entered into a Service Agreement under which Leneda agreed to be the sole service provider of fulfillment cremation services for a total of 7,300 existing pre-need contracts (the "Relevant Contracts"), which were either executed in or otherwise indicate that the contract holder resided within the counties of San Diego, San Bernardino, Riverside and Imperial, all located in the state of California. These fulfillment services will be provided by Leneda for a specified price, which will be paid from the proceeds of the amount trusted for the beneficiary of the Relevant Contract with the remaining balance in the trust, if any, paid to the Neptune Society in accordance with the terms of the trust. Neptune Society also granted to Leneda a security interest in the Relevant Contracts to secure performance of the Neptune Society's obligations under the Service Agreement and the Settlement Agreement. Leneda and Neptune
Society each agreed to implement appropriate procedures to ensure that the Service Mark would be used in a manner consistent with the United States Patent and Trademark Office's Trademark Trial and Appeals Board Concurrent Use Order No. 871 and a 1995 Settlement Agreement. Neptune Society's insurers agreed to pay Leneda $900,000 under the terms of the Settlement Agreement.

     In connection with the Settlement Agreement, Neptune Society agreed to release any and all claims for indemnification against Weintraub under the terms of the Share Purchase Agreement dated March 26, 1999. Weintraub agreed to subordinate a security interest in the Relevant Contracts to Leneda.

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

     In August 2001, the Company issued Weintraub's nominees an aggregate of 55,000 shares of common stock as consideration for restructuring the promissory note due to Weintraub. See "Other Financings." The shares were issued to accredited investors in reliance upon an exemption from registration under
Section 4(2) of the Securities Act.

     In August 2001, the Company issued 15,789 shares of common stock and a warrant exercisable to acquire an additional 30,000 shares of common stock at $10.32 per share to one accredited investor as a loan fee in connection with a $1.5 million bridge loan. See "Other Financings." The shares were issued to one accredited investor in reliance upon an exemption from registration under
Section 4(2) of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter covered by this report.


ITEM 5.   OTHER INFORMATION.

     None.

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

        Exhibit
        Number      Description
        ------      -----------
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

        10.27(2)    Employment  Agreement  by and  between the Company and Marco
                    Markin

        10.28(2) Employment Agreement by and between the Company and David Schroeder

        10.29(2)    Employment  Agreement  by and between the Company and Rodney
                    M. Bagley

        10.30(2) Memorandum of Understanding by and between the Company and Private Investment Company

        10.31(2)    Loan Agreement

        10.32(2)    Warrant issued to Green Leaf

        10.33(2)    Guaranty issued to Green Leaf

        10.34(3)    Second Debt Restructuring Agreement

        10.35(3)    Third Debt Restructuring Agreement

        21.1(1)     List of Subsidiaries of the Registrant

---------------------

(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10Q (for the Period  ended June 30,
     2001) on August 14, 2001.
(3)  Previously filed as an exhibit to Form 10Q/A (for the Period ended June 30,
     2001) on August 20, 2001.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending September 30, 2001 to be signed on its behalf by the undersigned duly authorized.

                                            THE NEPTUNE SOCIETY

                                            /s/ Marco Markin
November 14, 2001                   ------------------------------------------
                                      Marco Markin, Chief Executive Officer
                                           (Principal Executive Officer)


                                            /s/ Rodney M. Bagley
November 14, 2001                   -------------------------------------------
                                      Rodney M. Bagley, Chief Financial Officer
                                           (Principal Accounting Officer)