Form 10-K
period 2001-12-31
NEPTUNE SOCIETY INC/FL
filed 2002-04-01
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number: 000-31182


                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                      59-2492929
--------------------------------          --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


      3500 W. Olive, Suite 1430,                           91505
          Burbank, California
----------------------------------------       --------------------------------
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (818) 953-9995

        Securities to be registered pursuant to Section 12(b) of the Act:

               None                                          None
----------------------------------------       --------------------------------
Title of each class to be so registered        Name of each exchange on which
                                               each class is to be registered

           Securities to be registered under Section 12(g) of the Act:

                  Common Shares, Par Value of $0.008 per Share
--------------------------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     Aggregate market value of the Registrant's Common Shares held by non-affiliates as of March 28, 2002 was approximately $5,121,500, based on the closing price of the Registrant's commons stock on the NASD Over the Counter Bulletin Board of $2.15 per share. The number of shares of the Registrant's Common Shares outstanding as of March 28, 2002 was 2,424,401.

     On March 22, 2002, the Registrant effected a 4:1 reverse stock split. Information contained in this annual report gives effect to such reverse split.

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS....................................................1

ITEM 1.   BUSINESS............................................................2

ITEM 2.   PROPERTIES..........................................................36

ITEM 3.   LEGAL PROCEEDINGS...................................................36

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................37

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.................................................38

ITEM 6.   SELECTED FINANCIAL DATA.............................................40

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION............................................42

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........58

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................59

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................87

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          SECTION 16(a) COMPLIANCE............................................88

ITEM 11.  EXECUTIVE COMPENSATION..............................................93

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS.....................................99

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................100

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...102

SIGNATURES...................................................................107

                           FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements, including without limitation, statements that include the words "anticipates," "believes," "estimates" and "expects" and similar expressions and statements relating to our strategic plans, capital expenditures, industry trends and our financial position. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including competition for and availability of crematory acquisitions, our ability to manage an increasing number of sales offices and crematories, our ability to retain key management personnel and to continue to attract and retain skilled funeral home and crematory management personnel, state and federal regulations, changes in the death rate or deceleration of the trend towards cremation, availability and cost of capital and general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements and information.

     Our management has included projections and estimates in this Report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections.

     On March 22, 2002, Neptune Society effected a 4:1 reverse stock split and the symbol for its common stock was changed to "NPTI". Information contained in this report gives effect to the reverse stock split effected on March 22, 2002.


ITEM 1.  BUSINESS

Overview

     The Registrant was incorporated in the State of Florida on January 4, 1985 under the name "L R Associates, Inc.", and subsequently changed its name to "Lari Corp." on August 3, 1998. On March 31, 1999, Lari Corp., paid $1,000,000 cash, $310,000 in transaction costs, 125,000 shares of common stock and $21,000,000 of promissory notes valued at $19,968,529 (for total consideration of $26,278,529), to acquire a group of privately held companies and limited partnerships that were engaged in the business of marketing and administering Pre-Need and At-Need (at the time of death) cremation services under the name
"Neptune Society." See "History of the Neptune Society - Neptune Group Acquisition." At the time of the acquisition, Lari Corp. was engaged in the business of acquiring the group of privately held companies for the purpose of engaging in the business of marketing and administering Pre-Need and At-Need cremation services. On April 26, 1999, Lari Corp. changed its name to "Neptune Society, Inc."

     The Neptune Society, Inc., is the holding company for the Neptune Society of America, Inc., a California corporation. Neptune Society of America, Inc. is the holding company for Neptune Management Corp. and Heritage Alternatives, Inc., which are engaged in marketing and administering Pre-Need and At-Need cremation services in California, Florida, Iowa, New York, Oregon, Washington and Colorado. See "Properties" for a list of our locations and a description of their operations. Neptune Society also operates three crematories and licensed holding facilities in Los Angeles, California, one licensed holding facility in Ventura, California, one crematory and licensed holding facility in Ankeny, Iowa, three crematories and one licensed holding facility in Oregon and one crematory and licensed holding facility in Spokane, Washington. Our crematories and holding facilities service our pre-need fulfilled contracts in the areas in which Neptune society owned crematories are located. In geographic areas where Neptune Society does not own and operate its own crematories and holding facilities, the Neptune Society uses the services of qualified and licensed third-party crematories and holding facilities in those particular areas of the United States. See "History of the Neptune Society."

     Unless the context otherwise requires, (i) "Neptune Society" and the "Registrant" refers to The Neptune Society, Inc., (ii) "Neptune of America" refers to Neptune Society of America, Inc., (iii) "Neptune Management" refers to Neptune Management Corp., Inc. (iv) "Heritage Alternatives" refers to Heritage Alternatives, Inc. The Neptune Group or Predecessor refers to the privately held group of companies acquired by the Registrant on March 31, 1999. "We," "us," and "our" refers to Neptune Society, and its subsidiaries and associated entities.

     On March 22, 2002, Neptune Society effected a 4:1 reverse stock split and the symbol for its common stock was changed to "NPTI". Information in this report gives effect to the reverse stock split effected on March 22, 2002.

     Our principal corporate and executive offices are located at 3500 W. Olive, Suite 1430, Burbank, California 91505. Our telephone number is (818) 953-9995. All dollar amounts are in United States dollars unless otherwise indicated.


The Neptune Society Business

     Our business strategy is to pursue revenue and growth opportunities in the cremation sector of the death care service industry. We operate all our locations under one nationally branded name, "The Neptune Society," and offer only cremation services and products related to cremation services. We do not intend to evolve into a traditional funeral burial services company and do not intend to compete directly with the larger corporate consolidators in the death care service industry by providing traditional funeral and burial services.


Neptune Society Services

     Our primary business is marketing and administering Pre-Need and At-Need cremation services in the states of California, Florida, Iowa, New York, Oregon, Colorado and Washington. We also operate a telemarketing center in Tempe, Arizona.

     The Neptune Society Pre-Need Program

     The Neptune Group started our Pre-Need program in 1988. Our simple Pre-Need program is designed to eliminate as much of the emotional and financial burden as possible for the individuals' heirs and Successors. Our Pre-Need Program allows individuals to pre-arrange simple and basic cremation services at a guaranteed fixed price by entering into a Pre-Need contract.

     Regulations governing the sale of Pre-Need contracts vary from state to state. The following is a brief description of the regulatory requirements related to the sale of Pre-Need contracts in the states where we currently operate:

     California

     Licensing: We are a licensed provider of Pre-Need cremation services in the State of California. Our California Pre-Need cremation service business is subject to the regulatory requirements of the California Business and Professions Code and the Federal Trade Commission. We are required to file reports on an annual basis with the California Department of Consumer Affairs Cemetery Board. We were also required to obtain Cemetery Board approval for our California Pre-Need contracts. Our California Pre-Need contracts must contain certain disclosures and terms to comply with state regulatory requirements. Our California Pre-Need contract has been approved for use in California.

     California Pre-Need Contracts: Our California Pre-Need Plans consist of an agreement related to the Pre-Need cremation service and an agreement to purchase merchandise, including an urn, a memorial plaque, a Neptune Society Registration Package and a Neptune Society Information Booklet and Estate Planning Guide. The Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide the cremation service at the time of need without additional payment for the service.

     Price for Pre-Need Plan: We currently charge $1,299 for a California Pre-Need Plan, including $529 for the Pre-Need cremation service and $770 for merchandise that is delivered at the point of sale. We also offer two installment payment plans, which allows a client to purchase a Pre-Need Plan by paying us a down payment and making monthly installment payments. We charge interest at the rate of 8% per annum on the outstanding balance of the amount due under the installment plan. See "Installment Payment Plans."

     California Trust Fund Deposits Requirements: Under the California regulatory requirements, we are required to hold or put the money we receive for the future cremation services in trust until the contract is fulfilled and the cremation services are delivered. We place the funds we receive for the pre need cremation service portion of our Pre-Need Plan (approximately 45% of the total funds related to the cost of a Pre-Need Plan) into a Pre-Need trust fund in accordance with our standard California Pre-Need services contract and California regulatory requirements.

     The purchase price for merchandise that is delivered at the time a Pre-Need Plan is sold is excluded from the requirement to hold funds in trust. We deliver merchandise related to the Pre-Need Plan as soon as payment is received under the agreement. A purchaser may, at their option, ask us to deliver the merchandise to a third-party insured warehouse to store the merchandise until the time of need. We contract with an insured third-party warehouse to store the merchandise, which stores such merchandise for approximately 95% of our California Pre-Need Plan members.

     Under California law, we are entitled to an annual maintenance fee of up to 4% of the California Pre Need Trust fund balance for maintenance expenses associated with administering and managing the trust fund. The trust fund has three trustees, one of which is an employee of Neptune Society and the other two are independent, third party trustees. A third party trust administrator provides administrative services for such trust deposits

     Cancellation: A purchaser of a California Pre-Need Plan may cancel the plan by providing us with written notice prior to midnight on the 30th calendar day after the date of the contract and receive a full refund of all monies paid, provided that the merchandise is returned and no services have been provided under the contract. After the 30th day, a purchaser may cancel the contract and receive the funds (with accrued interest) we have placed into trust on their behalf, less a revocation fee equal to 10% of the trust fund balance related to such plan, which may be collected only from the income earned by the trust, if any.

     We may cancel a California Pre-Need Plan if the purchase is more than 90 days in arrears on installment payments due under an installment payment plan by providing two written notices 30 days apart and by refunding the funds held in trust for the benefit of the purchaser. We may revoke a California Pre-Need Plan if we are unable to perform the cremation services under the plan by providing notice to the beneficiary of the plan of our inability to perform such services and by refunding the trust fund balance related to such plan to the beneficiary.

     Colorado

     Licensing: We are a licensed provider of Pre-Need cremation services in the State of Colorado. Our Colorado Pre-Need cremation service business is subject to the regulatory requirements of the Colorado Business and Professions Code and the Federal Trade Commission. We are required to file reports on an annual basis with the Insurance and Banking Departments of Consumer Affairs. We were also required to submit a $10,000 Bond running to the Banking and Insurance
Department of Colorado. Our Colorado Pre-Need contracts must contain certain disclosures and terms to comply with state regulatory requirements. Our Colorado Pre-Need contract has been approved for use in Colorado.

     Colorado Pre-Need Contracts: Our Colorado Pre-Need Plans consist of an agreement related to the Pre-Need cremation service and an agreement to purchase merchandise, including an urn, a memorial plaque, a Neptune Society Registration Package and a Neptune Society Information Booklet and Estate Planning Guide. The Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide the cremation service at the time of need without additional payment for the service.

     Price for Pre-Need Plan: We currently charge $999 for a Colorado Pre-Need Plan, including $610 for the Pre-Need cremation service and $389 for merchandise and sales tax that is delivered at the point of sale. We also offer two installment payment plans, which allows a client to purchase a Pre-Need Plan by paying us a down payment and making monthly installment payments. We charge an average interest rate of 8% per annum on the outstanding balance of the amount due under the installment plan. See "Installment Payment Plans."

     Colorado Trust Fund Deposits Requirements: Under the Colorado regulatory requirements, we are required to hold or put 75% of the money we receive for the future cremation services in trust until the contract is fulfilled and the cremation services are delivered. We place the funds we receive for the pre need cremation service portion of our Pre-Need Plan (approximately 60% of the total funds related to the cost of a Pre-Need Plan) into a Pre-Need trust fund in accordance with our standard Colorado Pre-Need services contract and Colorado regulatory requirements. A third party trust administrator provides administrative services for such trust deposits

     The purchase price for merchandise that is delivered at the time a Pre-Need Plan is sold is excluded from the requirement to hold funds in trust. We deliver merchandise related to the Pre-Need Plan as soon as payment is received under the agreement. A purchaser may, at their option, ask us to deliver the merchandise to a third-party insured warehouse to store the merchandise until the time of need. We contract with an insured third-party warehouse to store the merchandise, which stores such merchandise for approximately 95% of our Colorado Pre-Need Plan members.

     Cancellation: A purchaser of a Colorado Pre-Need Plan may cancel the plan by providing us with written notice prior to midnight on the 30th calendar day after the date of the contract and receive a full refund of all monies paid, provided that the merchandise is returned and no services have been provided under the contract. After the 30th day, a purchaser may cancel the contract and receive the funds (with accrued interest) we have placed into trust on their behalf. We may cancel a Colorado Pre-Need Plan if the purchase is more than 90 days in arrears on installment payments due under an installment payment plan by providing two written notices 30 days apart and by refunding the funds held in trust for the benefit of the purchaser. We may revoke a Colorado Pre-Need Plan if we are unable to perform the cremation services under the plan by providing notice to the beneficiary of the plan of our inability to perform such services and by refunding the trust fund balance related to such plan to the beneficiary or providing the beneficiary of such plan notice that another general service provider has agreed to provide such services in place of the Neptune Society.

     Florida

     Licensing: We are a licensed provider of Pre-Need cremation services in the State of Florida. Our Florida Pre-Need cremation service business is subject to the regulatory requirements of Florida Funeral and Cemetery Services Act. We are required to file reports on an annual basis with the Florida Cemetery Board. Florida Cemetery Board approval is required for our Pre-Need contracts, which must contain certain disclosures and terms. Our Florida Pre-Need contracts are approved for use in Florida.

     Florida Pre-Need Contracts: Our Florida Pre-Need Plans consist of a contract related to the Pre-Need cremation service and an agreement to purchase merchandise, including an urn, a memorial plaque, a Neptune Society Registration Package and a Neptune Society Information Booklet. The Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide the cremation service at the time of need without additional payment for the service.

     Price for Pre-Need Plan: We currently charge $1,199 for a Florida Pre-Need Plan, including $625 for the Pre-Need cremation service and $574 for merchandise. We also offer installment payment plans, which allows a client to purchase a Pre-Need Plan by paying us a down payment and making monthly installment payments. See "Installment Payment Plans."

     Trust Fund Deposits: The Florida Funeral and Cemetery Services Act requires us to place into a trust fund an amount at least equal to the sum of 70% of the purchase price collected for all future cremation services sold into trust for the benefit of the member. Under the terms of our Florida Pre-Need contracts, we deposit 70% of the funds we receive for Pre-Need services into trust for each Pre-Need Plan we sell in Florida.

     We are required to place 30% of the purchase price collected or 110% of the wholesale cost, whichever is greater, for the merchandise sold under a Pre-Need contract. Under the terms of our Florida Pre-Need contracts, we deposit 30% of the funds we receive for merchandise into trust.

     Cancellation: Under the Florida Funeral and Cemetery Services Act, a purchaser may, in writing, cancel a Pre-Need Plan as follows:

     o within 30 days of the date the contract is entered into, the purchaser may cancel the entire contract receive all of the payments made, provided that the services have not been provided;

     o anytime after 30 days, the purchaser may cancel the services portion of the contract provided that the services have not been provided, and receive a full refund of all of the amounts deposited into trust that are related to the services; and

     o anytime after 30 days, a purchaser may cancel the merchandise portion of a Pre-Need plan and shall be entitled to a full refund of the purchase price allocable to the specific item or items of merchandise that we cannot or do not deliver in accordance with the agreement.

     We may cancel a Florida Pre-Need Plan if the purchase is more than 90 days in arrears on installment payments due under an installment payment plan by providing a written notice of our intent to cancel 30 days prior to the date of the cancellation and by refunding the funds related to the cremation services held in trust for the benefit of the purchaser. Upon such cancellation, the funds held in trust related to the merchandise are retained by us as liquidated damages for breach of the agreement.

     Iowa

     Licensing: In the State of Iowa, we have separate establishment permits for our crematory, our at-need funeral/cremation service and our pre-need sales. Our crematory and at-need business are subject to the Code of Iowa, the Federal Trade Commission and regulated by the Iowa Department of Health, Board of Mortuary Science. Pre-need sales are subject to the Code of Iowa and regulated by the Iowa Insurance Division, Regulated Industries Unit. We file an annual report of pre-need sales including a copy of our contract with the Insurance Division each year.

     Iowa Pre-Need Contracts: Our Iowa Pre-Need Plans consist of a contract related to the Pre-Need cremation service and an agreement to purchase merchandise, including an urn, a memorial plaque, a Neptune Society Registration Package and a Neptune Society Information Booklet and Estate Planning Guide. The contract related to the Pre-Need cremation service accounts for approximately 50% of the cost of a Pre-Need Plan, and the contract related to the purchase of the merchandise accounts for the remaining cost of the Pre-Need Plan. The Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide the cremation service at the time of need without additional payment for the service.

     Price of Pre-Need Plan: We currently charge $1,199 for an Iowa Pre-Need Plan, including approximately $592 for the Pre-Need cremation service and $607 for merchandise and State taxes. We offer two installment payment plans, which allows a client to purchase a Pre-Need Plan by paying us a down payment and making monthly installment payments. See "Installment Payment Plans."

     Trust Fund Deposits: The Code of Iowa, Chapter 523 requires us to comply with trusting requirements by:

     o placing 80% of the purchase price related to the pre need cremation service into a pre need trust fund or purchasing an insurance policy to fund the pre need cremation service obligation; and

     o delivering the merchandise or post a surety bond to insure delivery of the merchandise in lieu of placing the purchase price of the merchandise into trust.

     Under the Iowa law, the purchase price for merchandise that is delivered at the time a Pre-Need Plan is sold, including merchandise delivered into storage in a warehouse or separate facility approved by the Iowa Mortuary Board, is excluded from the requirement to hold funds in trust. Under the terms of our Iowa pre-need contracts, we place $474 or 80% of the purchase price related to the pre-need cremation service into a pre need trust fund and deliver the merchandise at the time of sale. We deliver merchandise related to the Pre-Need Plan upon receipt of payment. A purchaser may, at their option, ask us to deliver the merchandise to a third-party warehouse, approved by the State of Iowa to store the merchandise until the time of need. We contract on behalf of the purchaser with an insured third-party warehouse to store the merchandise.

     Cancellation: A purchaser of Iowa Pre-Need Plan may cancel the plan by providing us with written notice prior to midnight on the third calendar day after the date of the contract and receive a full refund, provided that the merchandise is returned and no services have been provided under the contract. After the third calendar day, a purchaser may cancel an Iowa Pre-Need Plan by providing us written notice, and we are required to refund all monies held in trust for the benefit of the member without penalty within 10 days after cancellation.

     We may cancel an Iowa Pre-Need Plan if the purchase is more than 60 days in arrears on installment payments due under an installment payment plan by providing a written notice of our intent to cancel at least 10 days prior to such cancellation. The funds held in trust for the benefit of the purchaser are retained by us as liquidated damages for breach of the agreement.

     Oregon

     Licensing: We are a licensed provider of Pre-Need cremation services in the State of Oregon. Our Pre-Need cremation service business is subject to the regulatory requirements of the Oregon Revised Statute - Funerals, Cemeteries and Crematoriums Act and the Uniform Trustees' Powers Act and the Federal Trade Commission. We are required to file reports on an annual basis with the Oregon Cemetery Board. Oregon Cemetery Board approval is required for our Oregon Pre-Need contracts, which must contain certain disclosures and terms. Our Oregon Pre-Need contracts are approved for use in Oregon. All pre-need sales representatives are required to be licensed in Oregon.

     Oregon Pre-Need Contracts: Our Oregon Pre-Need Plans consist of a contract related to the Pre-Need cremation service and an agreement to purchase merchandise, including an urn, a memorial plaque, a Neptune Society Registration Package and a Neptune Society Information Booklet and Estate Planning Guide. The Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide the cremation service at the time of need without additional payment for the service.

     Price of Pre-Need Plan: We currently charge $1,099 for an Oregon Pre-Need Plan, including $515 for the Pre-Need cremation service and $584 for merchandise delivered at the point of sale. We offer two installment payment plans, which allows a client to purchase a Pre-Need Plan by paying us a down payment and making monthly installment payments. See "Installment Payment Plans."

     Trust Fund Deposits: The Oregon Uniform Trustees' Powers Act requires us to place at least 90% of the purchase price collected for Pre-Need services into a trust fund. Under the terms of our Oregon Pre-Need contracts, we place 90% of the amount collected for the Pre-Need services into trust. A third party trust administrator administers such trust funds.

     Under the Oregon regulatory requirements, the purchase price for merchandise that is delivered at the time a Pre-Need Plan is sold, is excluded from the requirement to hold funds in trust. We deliver merchandise related to the Pre-Need Plan upon receipt of payment. A purchaser may, at their option, ask us to deliver the merchandise to a third-party warehouse to store the merchandise until the time of need. We contract with an insured third-party warehouse to store the merchandise, which stores such merchandise for approximately 95% of our Oregon Pre-Need Plan members.

     Cancellation: A purchaser of Oregon Pre-Need Plan may cancel the plan by providing us with written notice prior to midnight on the third calendar day after the date of the contract and receive a full refund, provided that the merchandise is returned and no services have been provided under the contract. After the three day period, if the guaranteed price Pre-Need plan is cancelled, we are permitted to retain 10% of the amount collected for Pre-Need services and are not required to refund any amounts related to merchandise sold.

     We may cancel a Oregon Pre-Need Plan if the purchase is more than 90 days in arrears on installment payments due under an installment payment plan by providing two written notices 30 days apart and by refunding the funds held in trust for the benefit of the purchaser.

     Washington

     Licensing: We are a licensed provider of Pre-Need cremation services in the State of Washington. Our Washington Pre-Need cremation service business is subject to the regulatory requirements of the Revised Code of Washington regulating embalmer and funeral directors and the Federal Trade Commission. We are required to file reports on an annual basis with the Washington Cemetery Board. Washington Cemetery Board approval is required for our Washington Pre-Need contracts, which must contain certain disclosures and terms. Our Washington Pre-Need contracts are approved for use in Washington.

     Washington Pre-Need Contracts: Our Washington Pre-Need Plans consist of a contract related to the Pre-Need cremation service and an agreement to purchase merchandise, including an urn, a memorial plaque, a Neptune Society Registration Package and a Neptune Society Information Booklet and Estate Planning Guide.

     Price of Pre-Need Plan: We currently charge $999 for a Spokane, Washington Pre-Need Plan, including $510 for the Pre-Need cremation service and $489 for merchandise delivered at the point of sale. For a Everett, Washington Pre-Need Plan, we currently charge $1,099, including $556 for Pre-Need cremation service and $543 for merchandise delivered at the point of sale. We also offer installment payment plans, which allows a client to purchase a Pre-Need Plan by paying us a down payment and making monthly installment payments. See "Installment Payment Plans."

     Trust Fund Deposits: Washington law requires us to place at least 90% of the purchase price collected for Pre-Need services into a trust fund. Under the terms of our Washington Pre-Need contracts, we place 90% of the amount collected for the Pre-Need services into trust A third party trust administrator administers such trust funds.

     Under Washington law, the purchase price for merchandise that is delivered at the time a Pre-Need Plan is sold is excluded from the requirement to hold funds in trust. We deliver merchandise related to the Pre-Need Plan upon receipt of payment. A purchaser may, at their option, ask us to deliver the merchandise to a third-party warehouse to store the merchandise until the time of need. We contract with an insured third-party warehouse to store the merchandise, which stores such merchandise for approximately 95% of our Washington Pre-Need Plan members.

     Cancellation: Under Washington law, a purchaser may, in writing, cancel a Pre-Need plan as follows:

     o within 30 days of the date the contract is entered into and receive all of the payments made, provided that the services have not been used; and

     o anytime after 30 days, if cancelled in writing, provided that the services have not been provided, and receive a full refund of all amounts deposited into trust that are related to services, less 10% for costs associated with selling and setting up the contract.

     We may cancel a Washington Pre-Need Plan if the purchase is more than 60 days in arrears on installment payments due under an installment payment plan by providing a written notice of our intent to cancel at least 10 days prior to such cancellation.

     We refund 90% of the funds held in trust for the benefit of the purchaser upon cancellation. We may revoke a Washington Pre-Need Plan if we are unable to perform the cremation services under the plan by providing notice to the beneficiary of the plan of our inability to perform such services and by refunding the trust fund balance related to such plan to the beneficiary.

     New York

     Licensing: We are a licensed provider of both pre-need and at-need cremation services in the State of New York. Our cremation service business is subject to the regulatory requirements of the Consolidated Laws of New York, Chapter 20, Article 28-A - Cemetery Property and Funeral Services, and Chapter 45, Article 34 - Funeral Directing and the Federal Trade Commission. We are licensed to offer cremation services in the State of New York.

     New York Pre-Need Contracts: Our New York Pre-Need Plans consist of a contract related to the Pre-Need cremation service and the purchase of merchandise, including an urn, a memorial plaque, a Neptune Society Registration Package and a Neptune Society Information Booklet and Estate Planning Guide. The Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide the cremation service and merchandise at the time of need without additional payment for the service.

     Price of Pre-Need Plan: We currently charge $ 1,499 for a New York Pre-Need Plan. We offer only plans which are paid in full at the point of sale.

     Trust Fund Deposits: 100% of the funds we receive for the purchase of a New York Pre-Need Plan are deposited into trust for the purchaser until the time of need. Under the New York regulatory requirements, the funds received for merchandise that is not to be delivered or services that are not to be rendered until the occurrence of the death of the person for who the contract is purchased remains the money of the purchaser making the payment and is required to be held in trust for the benefit of such person. The funds are not permitted to be commingled. Consequently, we establish an individual trust for each purchaser of a New York Pre-Need Plan in an interest bearing account in a bank, national bank, federal savings bank or other such institution authorized to accept such trust by the

     State of New York. These funds are administered by a third party trust administration company licensed to conduct business in the State of new York.

     Cancellation: A purchaser of New York Pre-Need Plan may cancel the plan by providing us with written notice at any time and receive a full refund, together with accrued interest, if any, provided that the merchandise has not been delivered and no services have been provided under the contract. A New York Pre-Need Plan may not be cancelled by the purchaser when the purchaser has received supplemental security benefits from the State of New York assisting them in paying for such plan.

     No administrative, consultation or other fee may be assessed against the person in connection with the sale of the Pre-Need Plan.


Trust Fund Administration

     We administer our Pre-Need trust funds in accordance with applicable state regulation. Generally, the funds related to each Pre-Need contract are released to us when we perform the crematory service or the contract is cancelled. See "Industry Regulation - Pre-Need Trust Fund." In addition, in the States of Oregon, Washington, Iowa, Colorado and New York, we engage the services of a third party trust administrator, "American Funeral & Cemetery Trust Services" (AFCTS) to administer such trust funds. AFCTS also administers the California Trust fund on a limited basis, providing year end auditing and mailing of required annual statements to trust fund beneficiaries.

     Approximately 94,000 individuals have become members of our Pre-Need programs since 1988, some of whom have since died or cancelled their membership. Since 1988, the cancellation rate of active Pre-Need Contracts has been approximately 1% on an annual basis. As of December 31, 2001, we had approximately 67,000 active Pre-Need members.


The Neptune Society At-Need Programs

     We also provide cremation services on an At-Need basis (at the time of death). We provide a full range of cremation services and merchandise and care for all aspects of the deceased's cremation needs according to the decisions and plans of the decedent's heirs, including service planning, optional services for scattering remains, and delivery of ashes to family members. These services are typically far less expensive than traditional burials.


The Neptune Society Registration Service

     We offer a registration service that allows individuals to record and register their request to be cremated, and we maintain a record of information necessary for us to provide cremation services at the time of death, however these registration services do not provide for a guarantee of price to the individual unless such services are paid for in advance.


Crematory Services

     We own and operate crematories and licensed holding facilities in California, Iowa, Oregon and Washington. Our crematories and licensed holding facilities provide cremation services in the areas where we market and administer Pre-Need programs. We also use the services of licensed and qualified third-party crematories and holding facilities to service our Pre-Need and At-Need programs in those areas where we do not own and operate crematories.

Other Services and Products

     We offer premium, upgraded services and products, including higher quality urns, and memorialization options. These options include upgraded permanent memorial urns or keepsakes, memorial record books, memorial life celebration videos, assistance in arranging for private or public memorial services, arranging for disposition of the ashes other than common scattering at sea such as delivery to cemeteries or other points of permanent disposition. Our offices in Miami, Fort Lauderdale, Ankeny, Portland, and Spokane have chapels for cremation memorial services.


Pricing

     We define our pricing strategy as a simple and economical alternative to traditionally more expensive and elaborate funerals and burials. Our strategy is to maintain a simple product and pricing structure to assist customer decision-making. For example:

     We charge a one time $50 non-refundable registration fee for customers who chose only to register their cremation wishes. A customer may remove their cremation wishes from the register at no charge.

     We offer a worldwide guaranteed travel plan to Pre-Need members for $300, which guarantees service coverage throughout the world if a member dies while away from home. Under our travel plan, the travel plan provider will provide a member cremation services from any place in world, regardless of where the Pre-Need Plan is purchased.

     The current price of our basic Pre-Need Plan sells for between $999 and $1,299. Our goal is to create a standardized Pre-Need Plan that is priced according to the market price for similar plans in each geographic area that we serve. The purchase price allocated towards the cost of the cremation services and the costs for the merchandise varies from state to state depending on market conditions and the laws and regulations of the state. See "Neptune Society Services - The Neptune Society Pre-Need Program."

     Our standard Pre-Need service program includes services, such as burial at sea, rose garden scattering and delivery of ashes to family members.

     Our cremation services are typically less expensive than traditional funeral services.


Installment Payment Plans:

     We offer two installment payment programs, which allow purchasers to finance the purchase of a Pre-Need Plan:

     o A client may purchase a Pre-Need Plan by paying us a down payment of $299 and making monthly payments of $25 until the Pre-Need Plan is paid in full; or

     o A client may purchase a Pre-Need Plan by paying us a down payment of $449 and making monthly payments of $25 until the Pre-Need Plan is paid in full.

     We do not charge interest on the balance due under our installment payment programs in Florida, Iowa or Washington. We charge interest of 8% per annum on balances due under our installment payment programs in California, Oregon and Colorado.

Existing Facilities

     Our offices are generally located within or near major metropolitan geographic areas. We believe that by locating our offices in these areas, it provides us with future opportunities to share personnel, vehicles and other resources, reduce per location operating and administrative costs, and implement integrated marketing programs with additional offices that we may open in that particular market area in the future.

     We currently have locations in the states of California, Colorado, Florida, Iowa, New York, Oregon, and Washington, representing approximately 35 major metropolitan market areas. Our national telemarketing center is located in Tempe, Arizona. See "Properties."


Expansion

     Our present growth strategy is to expand our operations through establishing new "start-up" offices in major metropolitan market areas with reasonable operating laws and attractive demographics relating to our business. In addition, we will selectively review strategic acquisitions opportunities of existing cremation service providers with established market presence in certain geographic areas. Since March 31, 1999, we have acquired existing cremation service providers or established new "start-up" offices in Colorado, Iowa, Oregon, Washington and Florida. We are currently exploring new "start-up" opportunities in Arizona, Illinois, Ohio, Minnesota and Michigan. To date, we have targeted approximately 26 additional states which have attractive demographics for our business and will continue to review these particular market areas for further expansion.

     The cremation segment within the death care industry is highly fragmented, and we believe there may be many small owner-manager cremation operations throughout North America that are possible acquisition targets. Our strategy is to enter new geographic market areas with large population centers where existing cremation rates are 15% to 50%, with projected rates increasing over the next 10 years. Based on our experience, we anticipate that most new targeted market areas will not have established effective prearranged cremation sales programs, thus enabling us to implement our Pre-Need cremation program quickly and successfully. We apply specific selection criteria when evaluating new geographic locations for expansion, including:

     o    death and cremation rates for the area;

     o    existing market area competition;

     o    forecasted growth in cremation rates for the area; and

     o    operating regulatory requirements.

     We cannot assure you that we will successfully implement new "start-ups" or acquire any additional cremation service providers or that "start-ups" or acquisitions, if any, will result in increased operating efficiencies or revenues to us.

     We may also acquire or construct additional crematories and licensed holding facilities if we determine that the demand for cremation services in a particular geographic region warrants expansion. We anticipate that our existing crematories and third party service providers have the capacity to service our cremation service needs.

Marketing

     We currently market our services in all our locations under the name "The Neptune Society." Our marketing strategy is focused on maintaining and further developing the strength of our brand name and creating consumer awareness of our death care services and products. We promote our death care services and products using targeted advertising campaigns, including, for example:

     o    advertisements in the Yellow Pages;

     o    local  television  and radio  advertisements;

     o a Web site providing up-to-date, on-line information related to our death care services and products;

     o    direct marketing campaigns

     We market our Pre-Need programs using a combination of sales and direct marketing programs to generate sales.

     Direct Mail

     We use a monthly direct mail campaign to generate leads. We have historically mailed a total of approximately 6 million pieces of direct mail marketing materials per year in the geographic areas we serve. Our marketing materials provide information related to our Pre-Need programs, including a description of the services, pricing information, our toll free phone number, and a business reply card to obtain additional information or to make an appointment with one of our area sales representatives. We received a response rate of approximately 0.54% from our direct mail campaigns, representing approximately 32,000 leads and we have historically sold approximately 9,000 pre-need contracts as a result of these direct mail leads per year. We anticipate we can sell Pre-Need plans to approximately 28% of these leads through our direct sales efforts.

     Telemarketing

     On November 15, 1999, we established a Predictive Dialling Telemarketing Center (PDS Center) in Tempe, Arizona. As of December 31, 2001, we employed 22 telemarketers. Our current telemarketing program is primarily designed to generate leads from people who have not responded to our direct mail marketing campaigns. We anticipate that telemarketing will allow us to increase the number of Pre-Need plans we sell to leads generated by our direct mail marketing campaign.

     During the year ended December 31, 2001, our Tempe call center produced approximately 12,000 prospective customer appointments in the states we serve. We estimate that approximately 3,000 Pre-Need contract sales have resulted from these leads representing approximately a 25% conversion rate of these PDS leads. The goal of our telemarketing strategy is to increase the sales of our Pre-Need plans resulting from direct mail leads. Based on our research of the telemarketing industry, we believe we can achieve this goal by using our call center as a convenient forum for providing information to potential members and for setting appointments for our area sales representatives. Our call center is anticipated to allow us to consolidate our telemarketing efforts and to schedule appointments for our area sales representatives in one centralized location. We believe this will allow us to implement a uniform telemarketing and promotional strategy using professional telemarketers. We anticipate this will relieve our area sales representatives of some of their prior administrative duties, which may facilitate an increased number of sales calls and increase our sales productivity. We cannot assure you that we will successfully implement our telemarketing programs or that the number of Pre-Need plans we sell or leads generated by our direct mail marketing campaign will increase as a result of our call center.

     Personal Sales

     We use commissioned independent contractors to provide services as area sales representatives to sell our Pre-Need Plans. As of December 31, 2001, we had approximately 133 commissioned area sales representatives, including 30 in California, 7 in Colorado, 12 in Oregon, 36 in Florida, 8 in Iowa, and 40 in Washington. These area sales representatives are provided leads generated from our direct mail campaigns and telemarketing efforts, and they meet with potential clients individually to determine the service needs of the individual. The area sales representatives are paid on a commission basis according to the type of plan sold, and the conversion percentage from lead to sales ratio and the method of payment selected by the customer. A majority of our area sales representatives are in California and Florida and have worked with our subsidiaries for over four years. Each of our Pre-Need sales offices has a sales manager who recruits, trains and engages commissioned independent contractors to provide services as area sales representatives to sell our Pre-Need Plans.

     Internet Web Site

     We developed and operate a fully integrated and comprehensive web site located at www.neptunesociety.com, targeted at the baby boomer generation. We believe that the aging of the baby boomers, represents an opportunity to expand our business by marketing our Pre-Need Programs on the Internet. Baby boomers represent one of the fasting growing segments of Internet users. Consumers may inquire on how to purchase Pre-Need plans on-line at our web site. As our website matures, we believe it will lead to increased education of the consumer and potential future customers.


Death Care Industry

     According to statistics provided in the National Vital Statistics Reports, Vol. 48, No. 11, the number of deaths in North America has risen by 1% annually between 1980 and 1998, and is expected to continue to grow at a similar rate over the next 10-15 years. The growth in death rates results not only from an increase in the overall population, but also from the demographics of an aging population as the baby boomer generation matures.

     According to information available on the National Funeral Directors Association's web site located at www.nfda.org:

     o There are more than 22,100 funeral homes in the United States employing approximately 35,000 licensed funeral directors/embalmers and 89,000 additional funeral service and crematory personnel;
     o There were 2,345,702 deaths in the United States during the 12-month period ending December 1999, or 8.6 deaths per thousand population. (source: U.S. Department of Health & Human Services, 1999);

In 1999, the average cost of an adult funeral, not including cemetery expenses, was approximately $5,020; and

Death rates are projected to rise to:

     o    9.32 deaths per thousand in 2010; and

     o    10.24 deaths per thousand in 2020.

     We believe that the popularity and acceptance of cremation services will increase in the future as a result of the differences in costs between traditional burial funerals and cremations and as a result of a consumer shift in attitude towards cremation and perception of value. According to a survey of crematory operations conducted by Smith, Bucklin & Associates, Market Research and Statistics Division in 2000 on behalf of the Cremation Association of North
America:

     o The popularity of cremation varies by geographic location in the United States, ranging from a low of 4.45% in Mississippi to a high of 59.83% in Hawaii;

     o In 2000, cremation services were chosen for approximately 25.48% of total deaths in the United States, representing approximately 603,092 cremations;

     o The demand for cremation services as a percentage of death services grew on average approximately 4.6% annually over the last ten years from 1989 to 1999 and approximately 3.8% over the last five years from 1995 to 1999; and

     o Cremation services are expected to account for approximately 26.2% of all death services in 2001 and approximately 39.38% of all death services in 2010 and 48% in 2025.

     We cannot assure you that the trend towards cremation will continue or that we will benefit from the growth demand for cremation services, if any. Our business strategy is to provide Pre-Need and At-Need cremation services. A decline in the demand for such services may have a material adverse affect on our business and our results of operations.


Competition

     The death care industry in general is fragmented, comprised of mostly family-owned businesses and small independently owned chains of death care service providers. Currently, there are publicly traded companies in the death care services industry that in the past have pursued consolidation and aggressive growth strategies. The major corporate competitors in the death care industry include Service Corporation International, Alderwoods Group, Inc. (formerly The Loewen Group), Stewart Enterprises, Inc., Carriage Services, Inc., Hamilton Group and Keystone Group. The large corporate competitors offer a broad range of traditional funeral and burial products and services, including:

        burial services                            tombstones and markers

        embalming services                         plaques and urns

        burial plots                               Pre-Need burial services

        memorial/funeral services                  Pre-Need cremation services

        caskets

     Based on information contained in the public filings of Service Corporation International, Loewen Group Inc., Stewart Enterprises, Inc., and Carriage Services, Inc., we believe that corporate competitors generally focus their marketing efforts on providing traditional at-need burial services, burial plots, caskets, memorial/funeral services and burial merchandise.

     We believe that the competitive factors in the death care service industry generally include:

     o    inter-family   loyalty  to  established,   local  death  care  service
          providers;

     o    consumer price sensitivity for death care services;

     o    consumer  demand  for   personalized   service  and   memorial/funeral
          services;

     o    the availability of qualified personnel and management;

     o    high fixed costs for facilities and cemeteries; and

     o    regulatory compliance costs.

     Generally, existing death care service providers may, on a local community level, have competitive advantages based on established local reputations, local ownership and management, brand loyalty and existing capital facilities. The larger publicly traded death care service providers generally compete on the basis of price and service, and dedicate a significant amount of their resources to acquiring established death care service providers in local and regional markets. They are generally well capitalized and can achieve certain efficiencies through their integrated marketing, management and administration structures.

     We intend to compete by focusing on the Pre-Need cremation segment of the death care industry. We believe that we can effectively market cremation services on a Pre-Need basis by offering a lower cost alternative to burial funerals. In addition, we believe that by marketing our company as "America's Cremation Specialist"(R), we hope to capture the market as the only company that is not owned by a traditional funeral company specializing in cremation.

     We cannot assure you that we will effectively compete against existing local death care service providers or corporate consolidators. Many of these competitors offer a full range of death care services, including cremation services and Pre-Need service plans. Several of these competitors also have significantly greater financial and other resources than us and have long established reputations in the markets they serve.


Industry Regulation

Death Care Service Industry Regulation

     The funeral service industry is regulated primarily on a State by State basis with all jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. All jurisdictions also regulate the sale of Pre-Need services and the administration of any resulting trust funds or insurance contracts. See "Business - The Neptune Society Pre-Need Program." In addition, concerns regarding lack of competition have led a few jurisdictions to enact legislation designed to encourage competition by restricting the common ownership of funeral homes, cemeteries and related operations within a specific geographic region.

     Our operations must also comply with federal legislation, including the laws administered by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission ("FTC") regulations. The FTC administers the Trade Regulation Rule on Funeral Industry Practices, the purpose of which is to prevent unfair or deceptive acts or practices in connection with the provision of funeral goods or services.

     On February 25, 1998, the State of California issued an interim suspension order against the Neptune Group's California operations under California's Business and Profession Code for failure to comply with appropriate storage procedures. On May 6, 1998, the Neptune Group entered into a Stipulation and Settlement and Decision, which required the Neptune Group's controlling shareholder, Emanuel Weintraub, to sell his interests in the Neptune Group and cease all management or control, directly or indirectly, of any funeral or cremation activities licensed by the State. In addition, the Neptune Group was ordered to demonstrate compliance with the requirements for storage facilities under the State's Business and Professions Code and to be subject to random inspections.

     In compliance with the stipulation, Mr. Weintraub, among others, sold the Neptune Group of companies to Neptune of America, the Registrant's wholly owned subsidiary, and on April 9, 1999, we entered into an agreement with the State of California and applied for an assignment of licenses in connection with the closing of the sale of the business. California approved the assignment, subject to amending the Stipulation and Settlement and Decision to incorporate a requirement for us to complete audits of the Pre-Need trust funds under the Business and Profession Code, to comply with all other requirements for licensure, and to be placed on probation until June 2000. We complied with the terms and conditions of the Stipulation and Settlement and Decision. On July 21, 2000, the State of California officially assigned all three California funeral establishment licenses to us after we submitted a zoning letter from the City of Los Angeles in the fourth quarter of 2000. As a condition of the assignment, we agreed to remain on probation for a period of one year, until June 2001, or as long as Mr. Weintraub continues to be a shareholder of our company. Under the terms of our probation, we must continue to comply with the California regulatory requirements related to licensed funeral establishments applicable to our business of providing cremation services and marketing pre need cremation services. In the event we fail to comply with these requirements, our California funeral establishment licenses may be revoked.


Pre-Need Trust Funds

     We are required to deposit a portion of the funds we receive from the sale of a Pre-Need plan into trust for the benefit of the subscriber. See Item 1. "Business - The Neptune Society Business - Neptune Society Services." Each Pre-Need Plan is a contract for the sale of cremation services at the time of death and for merchandise delivered at the point of sale. The payments we receive for the services portion of Pre-Need Plans are generally held in trust. The trust funds are maintained by financial institutions in accordance with the laws of the state in which the Pre-Need Plan is sold. In addition, the Neptune Society utilizes the services of a third party administrator (AFCTS) in certain states. At December 31, 2001, the balance of the Pre-Need trust fund was approximately $40 million and we had over 67,000 active members. We anticipate that the size of the Pre-Need trust funds will increase if the trend toward cremation services continues and we successfully implement our growth strategy as planned. We cannot assure you that we will successfully increase our Pre-Need membership to levels that would result in growth of the Pre-Need trust or that the Pre-Need trust will not decline as a result of increased death rates of our membership. In most states, we are not permitted to withdraw principal or investment income from trust funds until the time the cremation service is performed. Earnings on the trust funds increase the amount of cash received by us at the time the cremation service is performed and, historically, have allowed us to adequately cover the inflationary increase in costs of performing cremation services.

     Although applicable laws vary from state to state, typically we are not required to place money we receive for merchandise in connection with the sale of a Pre-Need Plan into trust if we immediately deliver at the time of sale. In all states in which we offer Pre-Need plans except California, we are allowed to retain a percentage of the future cremation service costs related to the sale of the Pre-Need Plan. See "Business-Overview - The Neptune Society Pre-Need Program."

     Sales commissions applicable to pre-need cremation service and merchandise sales are deferred and amortized over the expected timing of the performance of the services covered by pre-need arrangements.


Personnel

     At December 31, 2001, we employed 55 full time counselors and mortuary personnel, 22 telemarketers, and 19 administrative personnel. In addition, we had contracts with 133 independent contractors to serve as commissioned sales representatives, including 30 in California, 36 in Florida, 7 in Colorado, 12 in Oregon, 8 in Iowa, and 40 in Washington. Management believes that our relationships with our employees and independent contractors are good. None of our employees are members of collective bargaining units.

     We anticipate that we will hire 17 additional personnel during 2002, including 6 at-need and mortuary personnel, 4 telemarketers, 4 pre-need administrative personnel and 3 corporate administrative personnel. We also intend to engage approximately 20 additional independent contractors to serve as commissioned sales representatives during 2002.


Neptune Society Acquisitions

Neptune Group Acquisition

     On March 31,  1999,  the  Neptune  Society,  through  Neptune  of  America, acquired  a  group  of  privately-held  companies  engaged  in the  business  of marketing and administering Pre-Need and At-Need cremation services in California, Florida and New York under the name the "Neptune Society." Neptune Society paid the owners of the Neptune Group a total of $1,000,000 in cash and issued them a total of 125,000 shares of its common stock valued at $5,000,000. In addition, Neptune of America issued the former owners two promissory notes in the amounts of $19,000,000 (the "$19 Million Note") and $2,000,000 (the "$2 Million Note"). The notes were guaranteed by the Neptune Society and secured by the assets and business of Neptune Management and Heritage Alternatives. The $19,000,000 note was interest free until July 31, 1999 when interest at the rate of 9% per annum was to accrue until the note was fully paid. The note was originally due as follows: $19,000,000 on or before July 31, 1999 or $9,000,000 on or before July 31, 1999 and $10,000,000, together with all accrued and unpaid interest, payable on or before July 31, 2000. The $2,000,000 note was interest free and was payable in equal monthly installments commencing April 30, 1999 until fully paid with the last payment due March 31, 2002.

     In July 1999, the monthly payments due under the $2 Million Note were reduced from $55,555 per month to $40,000 per month with the $15,555 of deferred principal earning 9% simple interest due on a monthly basis until March 31, 2001, at which time the final payment of $596,742 is due.

     In August 1999, the $19 Million Note was amended as follows: in exchange for $76,000 in cash and 34,375 warrants to acquire common shares at $48.00 per share, $9,625,088 of the note due to Emanuel Weintraub Intervivos Trust became interest free with payments and due dates of $386,776 on August 11, 1999, $4,172,476 on January 3, 2000, and $5,065,836 on July 31, 2000. The remaining
$9,374,912 due under the $19,000,000 note retained a 9% interest rate with maturities of $3,739,008 due on August 11, 1999, $701,740 due on January 3, 2000, and $4,934,164 due on July 31, 2000.

     In July 2000, the balance due under the $19 Million Note to the Weintraub Trust was $5,065,836. We paid $341,396 on the principal balance. In exchange for releasing the Weintraub Trust from liability for loss of revenue or loss of projected revenue as a result of the pending Leneda legal proceeding (See "Legal Proceedings - Leneda Litigation"), the due date on the remaining $4,724,440 was extended for twelve months to July 31, 2001. In connection with the extension of the due date on the $19 Million Note, Neptune Society guaranteed the difference between the aggregate cash received and $47,250 on the sale of 844 shares monthly of Neptune Society's common stock held by the Weintraub Trust over the extension term. As a result of the guarantee, the Company paid Weintraub Trust $254,000 through December 31, 2001.

     On January 1, 2001, Neptune America owed a remaining balance of $4,724,440 under the $19,000,000 promissory note, due July 31, 2001 (the "$19 Million Note").


2001 Neptune Group Debt Restructurings

     August 2001 Debt Restructuring

     In August, 2001, we negotiated a restructuring of our obligations under the $19 Million Note (the "August Restructuring"). Under the terms of the August Restructuring, we agreed to pay $2 million of the $4.7 million balance due under the $19 Million Note and to defer the payment of the remaining $2.7 million until January 2, 2002, in consideration of a cash loan fee of $168,000, due January 2, 2002, and the issuance of 13,750 shares of Neptune Society common stock. The restructured amount accrued interest at 12% per annum, payable monthly. We also released Mr. Weintraub from liability for loss of, or projected loss of, revenue as a result of the Leneda legal proceeding. See "Legal Proceedings". We financed the payment under the August Restructuring by obtaining a loan through Wilhelm Mortuary, Inc., our wholly-owned Oregon subsidiary, in the amount of $1.5 million from Green Leaf Investors II, LLC. See "Oregon Acquisition - Disposition of Portland Assets and Related Transactions - Green Leaf Bridge Loan."

     December 2001 Debt Restructuring

     In December  2001,  Neptune  America and Emanuel  Weintraub and the Emanuel
Weintraub Inter Vivos Trust (collectively, "Weintraub") entered into an agreement to restructure the $2.7 million balance due January 2, 2002 under the $19 Million Note (the "December Debt Restructuring"). Under the terms of the agreement, Neptune has America had the option to restructure the payment of the balance due under the $19 Million Note as follows: (i) $500,000 on or before January 2, 2002, (ii) eighteen monthly installments of $78,471 beginning January 2002 and (iii) the remaining principal balance of approximately $1,400,000 due on July 31, 2003. Neptune America agreed to pay interest on the principal amount restructured at the rate of 13% per annum. Neptune America exercised its right to restructure the $19 Million Note on December 28, 2001.

     Under the terms of the December Debt Restructuring, Neptune America and Neptune Society agreed to pay Weintraub a loan fee consisting of (i) $350,000, in the form of a note payable and (ii) 75,000 shares of Neptune Society common stock, issuable to Weintraub's nominees. Neptune America and Neptune Society also ratified its obligations under its consulting agreement with Mr. Weintraub and agreed to pay Mr. Weintraub all consulting fees due under the consulting agreement and to reimburse certain expenses under the agreement on January 2, 2002. On December 28, 2001, the Company paid-out the remainder of all payments due over Weintraub's consulting agreement in the amount of $335,000 and terminated the agreement. Neptune Society also agreed to reimburse Mr. Weintraub for attorneys' fees in the amount of $120,000 incurred by him in connection with the Leneda litigation in consideration of an agreement to forebear from asserting claims against Neptune Society's insurers or settling such claims arising out of the Leneda litigation. See "Legal Proceedings."


Spokane, Washington Acquisition

     On December 31, 1999, we acquired all of the assets of the business of Cremation Society of Washington, Inc. in Spokane, Washington, pursuant to the terms of an asset purchase agreement. Under the terms of the agreement, we paid Cremation Society of Washington, $500,000 in cash and issued it 5,682 shares of Neptune Society common stock valued at $250,000. In addition, we agreed to pay Cremation Society of Washington the following amounts:

     o on or before March 2, 2001, (i) 3% of gross revenues and (ii) 12.5% of the earnings before income tax, depreciation and amortization ("EBITDA") of the Cremation Society of Washington during the twelve month period ending December 31, 2000;

     o on or before March 2, 2002, (i) 2.75% of gross revenues and (ii) 12.5% of EBITDA of the business operations of the Cremation Society of Washington during the twelve month period ending December 31, 2001;

     o on or before March 2, 2003, (i) 1% of gross revenues and (ii) 7.5% of EBITDA of the business operations of the Cremation Society of Washington during the twelve month period ending December 31, 2002; and

     o on or before March 1, 2004, (i) 1% of gross revenues and (ii) 7.5% of EBITDA of the business operations of the Cremation Society of Washington during the twelve month period ending December 31, 2003.

     We agreed to pay an additional $125,000 in cash or additional shares of Neptune Society common stock, at our option, if the average trading price of our shares for the 30 day period from December 1 to December 31, 2000 declines below $44.00 per share. For periods subsequent to

December 31, 2004, we have agreed to pay an earn out payment equal to 10% of EBITDA of Cremation Society of Washington provided that John C. Ayres, the founder and sole shareholder of Cremation Society of Washington, and/or Charles
S. Wetmore, the general business manager of Cremation Society of Washington, continue to be employed by us. In May 2001, we issued 1,168 shares of common stock to the former owner's under this obligation.

     In connection with our acquisition of the Spokane, Washington operations, we entered into a consulting agreement with John Ayres and an employment agreement with Charles Wetmore. The consulting agreement was subsequently terminated upon agreement of the parties and we have no further obligations to Mr. Ayres under the consulting agreement. Mr. Ayres remains bound under the terms of the non-compete clause of the consulting agreement and cannot provide funeral, burial or cremation services, including the sale pre-need cremation services in the states of Washington and Idaho for a period of 3 years, expiring December 31, 2002.

     Under the terms of our employment agreement with Mr. Wetmore, we agreed to pay Mr. Wetmore an annual salary of $75,000, subject to annual adjustments at the discretion of our board, for his services as General Manager. Mr. Wetmore shall also be granted 1,250 options to purchase our common stock for each year the agreement is in effect. Mr. Wetmore's options vest one year from the date of grant. The agreement is for a term of 3 years and expires on December 31, 2002. The agreement contains non-compete provisions that restrict Mr. Wetmore from providing funeral, burial and cremation services, including the sale of pre-need cremation services in the states of Washington and Idaho for a period of 3 years, expiring December 31, 2002. We paid Mr. Wetmore consideration of $145,000, in the form of $20,000 cash and 2,841 shares of our common stock valued at $120,000 (at the deemed value of $44.00 per share), for his promise to not compete with us.


Iowa Acquisition

     On March 15, 2000, we acquired all of the issued and outstanding common stock of Cremation Society of Iowa, Inc. in Ankeny, Iowa pursuant to the terms of a share purchase agreement. Under the terms of the agreement, we agreed to pay John Bethel and David Noftsger, the co-founders and shareholders of Cremation Society of Iowa, $110,000 cash and to issue 20,129 shares of Neptune Society common stock valued at $1,000,000. In addition, we agreed to make earn out payments to Mr. Bethel and Mr. Noftsger equal to 3% of the gross revenues and 10% of EBITDA from the operations of the Cremation Society of Iowa for a period of three years ending on March 15, 2003, payable on March 15 of each year.

     Renegotiation of Iowa Acquisition

     On August 1, 2000, we and Mr. Bethel and Mr. Noftsger amended the share purchase agreement. Under the amended terms, Mr. Bethel and Mr. Noftsger retained the $110,000 cash payment made to them under the terms of the original agreement. The remaining consideration we were obligated to pay to Mr. Bethel and Mr. Noftsger was adjusted as follows:

     o The 20,129 shares of Neptune Society common stock that we were originally obligated to issue was reduced to 15,000 shares. We issued these shares in February 2001. We also agreed that if the average closing price of Neptune Society common stock was less than $32.00 per share for the 5 day period preceding the 120th day following August 1, 2000, we would issue additional shares or pay in cash to Mr. Bethel and Mr. Noftsger, an amount equal to the difference between $600,000 and the value of 15,000 shares (based on the trading price of Neptune Society shares on August 1, 2000). The trading price exceeded $32.00 per share and no additional payment was made.

     o The earn out payments we were originally required to make to Mr. Bethel and Mr. Noftsger were replaced with the following earn out payment obligations:

          o Within 60 days of August 1, 2001, we agreed to pay Mr. Bethel and Mr. Noftsger, $200,000 in cash plus 3% of the gross revenues and 19% of EBITDA from the business operations of Cremation Society of Iowa during the twelve month period ending August 1, 2001; and

          o Within 60 days of August 1, 2002, we agreed to pay Mr. Bethel and Mr. Noftsger, $100,000 in cash plus 3% of the gross revenues and 19% of EBITDA from the business operations of Cremation Society of Iowa during the twelve month period ending August 1, 2002.

     The earn out payments are contingent on the Cremation Society of Iowa's gross revenues equaling or exceeding $750,000 and EBITDA equaling or exceeding $175,000 for each twelve month period of time.

     In connection with our acquisition of Cremation Society of Iowa, we entered into employment and non-competition agreements with Mr. Noftsger and Mr. Bethel.

     Second Amendment of Iowa Acquisition

     In March 2001, Neptune Society entered into an Amended Agreement with both Noftsger and Bethel. In exchange for deletion of the "Contingent Purchase Price" provisions of the Cremation Society of Iowa, Inc. Share Purchase Agreement, Neptune Society agreed to issue up to 10,000 additional shares of its common stock to Noftsger and Bethel. Any shares issued under the terms of this Agreement are subject to trading restrictions for a 12 month period. On December 1, 2001, David Noftsger's Employment Agreement was renegotiated whereby Noftsger was released from daily general management responsibilities of the Neptune Society of Iowa in order for him to become the Pre-Need Sales Manager of that location. Noftsger's base salary requirements under the terms of the Employment Agreement were terminated and replaced with commissioned compensation based upon meeting certain pre-need sales goals as established by the Company. On May 25, 2001, John Bethel resigned as an employee of the Neptune Society, effective April 1, 2001. Under the terms of his resignation, Bethel received cash consideration in the amount of $2,500, in addition to the accrued salary due.


Oregon  Acquisition

     Effective July 17, 2000, we, through our wholly-owned subsidiary, acquired a funeral, burial and cremation business in Portland, Oregon in a series of transactions. Heritage Memorial Society, L.L.C. and Community Memorial Centers, L.L.C. operated businesses under the trade names Heritage Memorial, Heritage Memorial Society, Heritage Memorial Cremation Society, The Heritage Society, Wilhelm Funeral Home, Wilhelm Crematory, Oregon Cremation Company, Oregon Cremation & Burial Company and AAA Cremation Company (the "Portland Business") and certain real property used in connection with the Portland Business (the "Portland Property"). David Schroeder and Michael Ashe, the owners of Heritage Memorial Society,

L.L.C. and Community Memorial Centers, L.L.C. ("CMC") formed Wilhelm Mortuary, Inc., which acquired the assets of CMC and Heritage Memorial Society. We acquired Wilhelm Mortuary, Inc. under the terms of an agreement under which Wilhelm Mortuary, Inc. merged with and into Neptune Acquisition, Inc., our wholly-owned subsidiary.

     Under the terms of the agreement, we paid the former owners of the Portland Business the following consideration:

     o    $500,000 in cash,

     o a three year $1,000,000 convertible debenture issued by Neptune Society to CMC with a conversion rate at $48.00 per share issued to CMC (the "CMC Debenture"); and

     o    78,327 shares of Neptune Society common stock.

     We also agreed that if the value of the common stock (based on the average trading price for the 60 day period preceding the first trading day following July 17, 2001) issued to the former owners of the Portland Business was less than $3,885,000, we would pay the owners the difference between $3,885,000 and the value of the shares in cash or, at our option, common stock of Neptune Society. In August 2001, we issued 140,424 shares of common stock to the former owners of the Portland Business under this agreement.

     In connection with the acquisition of the Oregon businesses, on July 17, 2000, we, through our subsidiary Neptune Management, entered into an employment agreement with Michael Ashe:

     Michael Ashe Employment Agreement: Under the terms of Mr. Ashe's employment agreement, Mr. Ashe agreed to serve as our Vice President of Oregon Operations. The agreement is for a term of 3 years, expiring in July 2003. Mr. Ashe is paid a salary of $82,000 per year, subject to adjustments at the discretion of our board of directors, and is entitled to benefits offered to our officers, including health insurance, a vehicle allowance and participation in our Stock Option Plan. The agreement contains an agreement not to compete with the Neptune Society in the Portland, Oregon area for a period of 3 years in the event Mr. Ashe ceases to be an employee of the Neptune Society for any reason other than termination without cause. We granted Mr. Ashe options exercisable to purchase a total of 2,500 shares of Neptune Society, at an exercise price of $49.60, vesting one year from the date of the option grant, July 1, 2000.

     We appointed David Schroeder as our Chief Operating Officer and Michael Ashe as our Vice President of Oregon Operations on June 1, 2000 prior to the closing of the acquisition of our the Portland Business. In January 2001 , Michael Ashe accepted the position as our National Vice President of At-Need Operations, and in August 2001 we appointed Mr. Schroeder as our President. See "Directors and Executive Officers of the Registrant" and "Executive Compensation."

     Disposition of Portland Assets and Related Transactions

          Green Leaf Bridge Loan

     In August 2001, Wilhelm Mortuary, Inc. obtained a bridge loan in the principal amount of $1,575,000 from Green Leaf Investors II, LLC ("Green Leaf"), evidenced by a promissory note due January 31, 2002 (the "Green Leaf Note"), and secured by a deed of trust on the Portland Property and a security interest in assets of the Portland Business (the "Green Leaf Bridge Loan"). Green Leaf is a California limited liability company managed by Tom Camp, a former director of Neptune Society, who resigned on February 28, 2002. Under the terms of the Green Leaf Bridge Loan, we agreed (i) Wilhelm would pay Green Leaf interest in the amount of 13% per annual, payable monthly in arrears, (ii) Wilhelm would pay Green Leaf a loan fee in the amount of $75,000, which was added to the principal amount of the note,
(iii) Neptune Society would issue Green Leaf a warrant exercisable to acquire 7,500 shares of common stock at $24.00 per share for a period of one year; (iv) Neptune Society would issue Green Leaf 3,948 shares of common stock as an additional loan fee; (v) Neptune Society would grant piggy-back registration rights on any shares of Neptune Society common stock held by Green Leaf; and
(vi) Neptune Society and Neptune America would guarantee Wilhlem's obligations to Green Leaf. The proceeds of the bridge loan was used to meet certain of our obligations to Weintraub. See "August 2001 Debt Restructuring." The Green Leaf Bridge Loan was restructured in connection with the disposition of the Portland Business. See, "Sale of Portland Assets" and "Green Leaf Bridge Loan Restructuring."

          Sale of Portland Assets

     During the fourth quarter 2001 as part of our overall business strategy to focus on our pre-need marketing and sales operations, we determined that it was in the company's best interest to restructure our Oregon operations to dispose of certain physical assets related to the Portland Business and the Portland Property for the purposes of (i) reducing the liabilities owed to CMC and Green Leaf; and (ii) focusing our resources on marketing and selling pre-need contracts on a national basis. Effective December 31, 2001, we sold substantially all of the assets related to the Portland Business and the Portland Property to Western Management Services, L.L.C., an Oregon limited liability company managed by Michael Ashe ("Western"), under the terms of an asset purchase agreement (the "Portland Purchase Agreement"). In connection with the sale of the Portland Business and the Portland Property (collectively, the "Portland Assets"), Mr. Ashe's employment agreement with Neptune Society was terminated in its entirety and Mr. Ashe entered into a consulting agreement with Neptune Management to provide consulting services to us.

     Under the terms of the Portland Purchase Agreement, we agreed as follows:

     (i) Western would purchase the assets related to the Portland Business and the Portland Property in consideration of (a) assuming $1,500,000 of Wilhelm's obligations under the Green Leaf Note, (b) assuming Neptune Society's obligations under the CMC Debenture in the amount of $1,000,000, and (c) entering into a service agreement to provide Neptune Society at-need services in connection with pre-need services sold within 100 miles of Portland, Oregon;

     (ii) Wilhelm would (a) pay $75,000 of the principal balance due under the Green Leaf Note, (b) arrange to restructure terms of the Green Leaf Note to extend the due date to July 31, 2002, and (c) obtain the consent of Green Leaf related to Western's assumption of the obligations under the Green Leaf Note and purchase of the Portland Assets;

     (iii) Neptune Society and CMC would amend and restate the CMC Debenture to delete the conversion features of the CMC Debenture and obtain the consent of CMC related to Western's assumption of the obligations under the CMC Debenture; and

     (iv) Western's obligations are secured by a security interest in the assets of the Portland Business granted to Wilhelm and a deed of trust on the Portland Property, each of which is subordinate to Green Leaf's security interest and deed of trust and to CMC's deed of trust.

     The sale of the Portland Assets was closed on March 12, 2002.

          Restructuring of Green Leaf Bridge Loan

     In connection with our sale of the Portland Assets, we entered into a note extension and assumption agreement with Green Leaf and Western (the "Note Extension Agreement"). Under the terms of the Note Extension Agreement, we agreed as follows:

     (i) we agreed to pay Green Leaf a fee of 75,000 shares of Neptune Society common stock with piggy-back registration rights (the "Green Leaf Consideration Shares") in consideration of (a) extending the due date of the Green Leaf Note until July 31, 2002, (b) consenting to the assumption of the Green Leaf Note by Western, and (c) consenting to the sale of the Portland Assets by Wilhelm to Western;

     (ii) we granted preemptive rights related to the Green Leaf Consideration Shares, under which Green Leaf may purchase its pro rata share (based on the percentage interest represented by the Green Leaf Consideration Shares to the issued and outstanding share of common stock of Neptune Society at closing) of any equity offering by Neptune Society; and

     (iii) we agreed to pay $75,000 of the principal due under the Green Leaf Note by Neptune Society issuing Green Leaf a convertible debenture in the principal amount of $75,000, due July 31, 2002, convertible into shares of common stock of Neptune Society at $0.333333 per share, subject to anti-dilution price protection, which in the event that the Neptune Society effects a reverse split of its common stock the conversion price of the convertible debenture would not exceed $0.333333 per share (post split).

     The transactions under the Note Extension Agreement closed on March 12, 2002. On March 22, 2002, we effected a 4:1 reverse split of our capital stock.

     Other Events

     Effective December 31, 2001, Neptune Society amended the terms of (i) Convertible Debentures dated December 24, 1999, due February 24, 2005 (the "Debentures"), in the initial principal amounts of $3,000,000 issued to CapEx, L.P., a Delaware limited partnership ("CapEx"), and $2,000,000 issued to D.H. Blair Investment Banking Corp., a New York corporation ("DHB") and (ii) warrants issued to CapEx exercisable to purchase 30,000 shares of Common Stock and warrants issued to DHB exercisable to purchase 20,000 shares of Common Stock. The Debentures contained a "full ratchet" anti-dilution provision that reset the conversion price of the Debenture in the event Neptune Society issued equity securities at a price lower than the effective conversion price of the Debenture. The Debentures also contained certain debt coverage ratios (requiring Neptune Society to maintain certain levels of cash flow in excess of debt obligations), which were in material default and constituted events of default under the terms of the Debentures (the "Coverage Ratios"). Neptune Society determined that it was in the best interest of the corporation to amend the Debentures to delete the "full ratchet" anti-dilution to allow the corporation flexibility in future equity financings and to adjust the Coverage Ratios to achievable levels. The closing price for Neptune Society common stock on the NASD OTCBB was $1.60 per share on December 31, 2001, and $2.15 per share on March 28, 2002.

     In connection with the Debenture and Warrant amendments, Neptune Society, CapEx and DHB entered into a Debenture and Warrant Amendment Agreement (the "Debenture Amendment Agreement") in of December, 2001.

     Under the terms of the Debenture Amendment Agreement, the parties agreed that:

     (a) the terms of the Debentures and Warrants would be amended to among other things:

          (i) adjust the conversion ratio of the Debentures (the "Conversion Ratio") to provide an effective conversion price of $3.00 per share, subject to future adjustments;

          (ii) eliminate the "full ratchet" anti-dilution provision;

          (iii)amend the Debentures to provide that, in the event Neptune Society effected a reverse split of its Common Stock, the Conversion Ratio would not be adjusted below a ratio that would increase the effective conversion price above $3.00 per share (after giving effect to the adjustment) subject to certain limitations on conversion;

          (iv) amend the Debentures to accelerate the payment of certain deferred interest payments under the Debentures;

          (v)  amend the Coverage Ratio; and

          (vi) amend the Warrants to decrease the exercise price to $3.00 per share, subject to future adjustments under the terms thereof.

     (b) Neptune Society would (i) issue CapEx and DHB, a total of 168,750 shares of Neptune Society Common Stock as a restructuring fee ("CapEx/DHB Shares"), (ii) provide CapEx and DHB with certain preemptive rights to maintain their pro rata interest in Neptune Society (based on the percentage interest represented by the CapEx/DHB Shares) in the event the Company offers to sell common stock or equity securities, and (iii) provide CapEx and DHB registration rights with respect to the CapEx/DHB Shares;

     (c) Neptune Society would effect a 4:1 reverse stock split on or before June 30, 2002 (the "Reverse Split");

     (d) CapEx would not convert Debentures, which after giving effect to such conversion, would cause Neptune Society to issue shares of common stock representing more than 11.99% of the issued and outstanding shares of common stock of Neptune Society and DHB would not convert Debentures, which after giving effect to such conversion, would cause Neptune Society to issue shares of common stock representing more than 7.99% of the issued and outstanding shares of common stock of Neptune Society until the earlier of: (i) Neptune Society issuing shares of common stock or equity securities ("Equity Securities") in satisfaction of $750,000 or more of its present aggregate debt liabilities owed to either (ii) Consulting Commerce Distribution AG/SA/LTD in the amount of

          $800,000 and/or (ii) Private Investment Company, Ltd. in the amount of $1,000,000; (b) Neptune Society issuing new shares of common stock or equity securities for gross cash consideration of at least $1,000,000;
          (iii) Neptune Society issuing at least 250,000 shares (as adjusted to give effect to any capital reclassification, stock dividend, subdivision, split up, combination, consolidation or other reorganization of Common Stock) of common stock or equity securities;
          (iv) 120 days after the Company effects the Reverse Split; or (v) September 15, 2002; and

     (e) Neptune Society would not, so long as: (i) CapEx or its affiliates holds Debentures in the aggregate principal amount of $300,000 or more, without the prior written consent of CapEx, and/or (ii) DHB or its affiliates holds Debentures in the aggregate principal amount of $200,000 or more, without the prior written consent of DHB: (A) issue Equity Securities to cause the fully diluted capital of the Company (after giving effect to the conversion of options, warrants and other convertible securities, other than the Debentures) to exceed 6,250,000 shares of Common Stock, after giving effect to the Reverse Split, unless such Equity Securities are issued for consideration in cash or with a Fair Market Value in excess of $2.00 per share of common stock (as calculated on a post Reverse Split basis); or (B) issue Equity Securities to cause the fully diluted capital of the Company to exceed 7,500,000 shares of common stock, after giving effect to the Reverse Split.

     The Debenture Amendment Agreement was closed on March 15, 2002.

     Effective at 5:00 p.m. (Eastern time) on March 22, 2002, Neptune Society effected the 4:1 Reverse Split. On March 22, 2002, Neptune Society had 9,697,601 shares of common stock issued and outstanding and 25,000,000 shares of common stock authorized for issuance. As a result of the Reverse Split, Neptune Society had approximately 2,424,401 shares of common stock issued and outstanding and 6,250,000 shares of common stock authorized for issuance. Neptune Society filed a current report on Form 8-K to report the Reverse Split on March 25, 2002. All information contained in this report gives effect to the Reverse Split.


RISK FACTORS

     We have included information in this Report that contains "forward looking statements." Our actual results may materially differ from those projected in the forward looking statements as a result of risks and uncertainties. Although we believe that the assumptions made and expectations reflected in the forward looking statements are reasonable, we cannot assure you that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this Report carefully and consider the following risk factors.

We have a history of losses and anticipate that we may continue to experience losses in the future.

     Since our acquisition of the Neptune Group of companies, we have had a history of losses. We incurred losses of $1,890,000 during the nine-month period ended December 31, 1999 and $8,839,000 and $10,304,000,respectively, during the years ended December 31, 2000 and 2001. We had an accumulated deficit of $1,890,000 at December 31, 1999, $10,729,000 at December 31, 2000 and
$21,032,000 at December 31, 2001, respectively. We anticipate that we will incur losses for the foreseeable future until we successfully integrate our Spokane, Washington, and Ankeny, Iowa operations and achieve operating efficiencies in our business. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that we will ever successfully integrate our Spokane, Washington, and Ankeny, Iowa operations or that we will achieve any operating efficiencies as a result of our acquisitions.

     In addition, the operations that we acquire in the future, even if profitable when acquired, may incur operating losses pending their integration into our business. Accordingly, there can be no assurance that we will not continue to incur losses. Failure to achieve profitability could have a material adverse effect on our business, results of operations and financial condition.


We have a limited operating history as a stand-alone company in the death care industry.

     Although our predecessors, the Neptune Group of companies, have operated Pre-Need and At-Need cremation businesses, we have operated the Neptune Society only since April 1999. See "History of our Company." Prior to our acquisition of the Neptune Group of companies, we had no operating business. Accordingly, we have only a limited operating history upon which an evaluation of our business and its prospects may be based. Although we have experienced revenue and net income growth in recent periods, there can be no assurance that our operations will be profitable in the future or that we will be able to successfully integrate and oversee the Neptune Group of companies and our acquisitions. Failure to successfully integrate the operations of our offices and cremation facilities and to implement our operating and growth strategy could have a material adverse effect on our net revenue and earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


We may not be able to execute our business strategy to acquire existing crematory service providers unless we obtain additional financing.

     Our business strategy is to grow through the opening of new offices ("start-ups") and selective acquisitions of existing cremation service providers and to increase the performance of our existing operations. To date, we have financed the acquisitions of the Neptune Group of companies and our Spokane, Washington, Ankeny, Iowa, and Portland, Oregon acquisitions through a combination of $2,110,000 in cash, 458,921 shares of Neptune Society common stock, $21,000,000 in promissory notes, and $1,000,000 in a convertible debenture. We may finance future acquisitions through bank indebtedness, cash from operations, issuing common stock or other securities, or any combination of these. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock or other securities as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or incur substantial debt in order to finance future acquisitions. If we do not have sufficient cash resources, our ability to open new offices ("start-ups") or make selective acquisitions could be limited unless we are able to obtain additional capital through debt or equity financings. We cannot assure you that we will be able to obtain the financing we will need in the future on terms we deem acceptable, if at all.


We may not be able to execute our business strategy to open new offices ("start-ups") or selectively acquire existing crematory service providers unless we are able to effectively target new geographic market areas for "start-ups" or acquisitions in a competing environment.

     We cannot assure you that our current management, personnel and other corporate infrastructure will be adequate to effectively target acquisitions and then integrate them into our business without substantial costs, delays or other operational or financial problems. In connection with certain acquisitions, we may need certain licenses and approvals. Obtaining such licenses and approvals could delay the closing of an acquisition.

     Even though several major death care companies have reduced their ongoing acquisition activities, we may be competing with several publicly held North American death care companies, including Service Corporation International, Stewart Enterprises, Inc. and Carriage Services, Inc. to selectively acquire cremation service providers. Each of these other companies has greater financial and other resources than us and has, in the past, actively engaged in acquiring death care service providers in a number of markets. Because we are seeking to acquire only cremation service providers, we limit the number of potential acquisition targets available to us and consequently may not be able to execute our business acquisition strategy.

     The success of our "start-up" or selective acquisition plans depends on several factors, including:

     o our ability to identify suitable "start-up" or selective acquisition opportunities;

     o our ability to obtain a license to open a "start-up" or operate the target acquisition;

     o the level of competition for a "start-up" geographic area or selective acquisition target;

     o    the "start-up" cost or purchase price for selective acquisitions;

     o    the  financial   performance   of  facilities   after   "start-up"  or
          acquisition; and

     o our ability to effectively integrate the "start-up" or acquired facilities' operations.

     If we fail to achieve our "start-up" or selective acquisition plans or to operate "start-ups" or acquired facilities and integrate them into our operations, such failure could materially and adversely affect our business, financial condition and results of operations.


We will not become a profitable  business  until we are able to fully  integrate
our   "start-ups"  or  selective   business   acquisitions   into  our  existing
infrastructure.

     Assuming that we are successful in completing "start-ups" or selective acquisitions, we may not be able to effectively integrate them into our business due to the geographic disparity of management personnel and the cost of centralizing operations in our California head office. Part of our "start-up" and acquisition strategy will be to recruit and retain key employees at new "start-ups" or locations acquired and our failure to do so may result in a decline in the performance of the continuing operations at those newly opened or acquired locations. We may also experience increased costs related to the hiring and training of new personnel, which may adversely affect our ability to operate our newly opened "start-ups" or acquired locations on a cost-effective basis.


A decline in death rates may impair our ability to become profitable in the future.

     As we continue to see improvements in technology related to health care that may prolong life expectancy, we may experience a decline in expected death rates. Such a decline, coupled with our current business strategy to expand through acquisitions and increased performance of our existing operations, may result in a decrease in the demand for our cremation services and adversely affect our ability to become profitable. A decline in demand and revenues together with increased costs resulting from our acquisitions may result in increased losses and we may never achieve profitability.


A decline in the choice of cremation rather than burial services may impair our ability to be profitable in the future.

     Our business strategy is premised on the current trend in the death care industry where consumers are selecting cremation services over the more traditional burial services. We may be unable to achieve the growth in our revenues necessary to operate profitably as we expand our operations and increase our marketing and sales efforts. Our acquisition strategy is expected to increase our costs of operations and a decline in the number of cremation services may result in a decrease in our revenues, which may increase losses and decrease the likelihood we will achieve profitability.


Our ability to execute our business plan is predicated on our ability to retain key personnel with experience in the death care industry.

     We depend to a large extent upon the abilities and continued efforts of Marco Markin, our Chief Executive Officer and a director, David Schroeder, our President and Chief Operating Officer and Rodney Bagley, our Chief Financial Officer and Executive Vice President to provide overall direction and decision making in developing and implementing our business strategy and identifying and opening new "start-ups" and selectively acquiring existing cremation service providers. We may incur additional costs and delays in our expected growth should we lose these key personnel. In addition, our success is also determined by offering quality Pre-Need and At-Need cremation services, which are supervised by our senior management team. The loss of the services of the key members of our senior management could have a material adverse effect on our continued ability to compete in the death care industry through delivery of quality services to consumers.


In the event that we are not able to comply with the substantial regulations under which we operate, we may be subject to business operation closures, fines and penalties.

     The death care industry is subject to regulation, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, Pre-Need sales of cremation products and services, and various other aspects of our business. The impact of such regulations varies depending on the location of our offices and facilities and failure to comply with such regulations may result in business closures, fines and penalties; all of which may affect the profitability of our business.

     From time to time, states and other regulatory agencies have considered and may enact additional legislation or regulations that could affect the death care industry and in particular our ability to be profitable. For example, some states and regulatory agencies have considered or are considering regulations that could require more liberal refund and cancellation policies for Pre-Need sales of products and services, prohibit door-to-door or telephone solicitation of potential customers, increase trust requirements and prohibit the common ownership of funeral homes and crematoriums in the same market. If adopted in the states in which we operate, these and other possible proposals could have a material adverse effect on our profitability.


Your investment in our shares may be diluted in the event that we may be required to sell additional common stock or parties exercise options and warrants or the conversion of convertible debentures.

     As at December 31, 2001, we had issued warrants exercisable to acquire up to 88,750 shares of our common stock at prices between $12.00 and $50.00 per share. We have an aggregate of 225,000 shares of our common stock reserved for issuance to our employees, directors and consultants under our 1999 Stock Incentive Plan. We have granted options exercisable to acquire up to 106,688 shares of our common stock at $47.00 per share, 38,500 shares of our common stock at $48.48 per share, 3,750 shares of our common stock at $56.00 per share, 21,250 shares of our common stock at $53.00 per share, 250 shares of our common stock at $57.00 per share, 89,750 shares of our common stock at $10.00 per share and 2,500 shares of our common stock at $3.64 per share to our employees, officers, directors, trustees, and area sales representatives. We have also granted options exercisable to acquire 392,046 shares of our common stock at $4.40 under certain executive employment agreements. See "Executive Compensation".

     As at March 15, 2002, we had issued convertible debentures in the aggregate principal amount of $5,000,000, which were convertible at $3.00 per share, and $75,000, which were convertible at $0.333333 per share. Each of these debentures had certain anti-dilution rights in the event we effected a reverse stock split. On March 22, 2002, we effected a 4:1 reverse split, which triggered the anti-dilution rights.

     Subsequent to December 31, 2001, we also issued 243,750 shares of our common stock in connection with restructuring debt agreements and extending debt payments. See "Oregon Acquisition - Disposition of Portland Assets and Related Transactions - Green Leaf Bridge Loan" and "Description of Business - Other Events." The Company issued 6,250 shares of its common stock in connection with the employment of certain senior staff.

     Holders of the options and warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options. This will increase the supply of common stock and dilute your investment in our shares. However, we cannot make assurances that such options will be exercised. Further, while the options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected as investors may not invest given the possibility of dilution through exercise of options.


We have issued securities that have certain anti-dilution rights, which could require us to issue the holders of such securities additional shares, causing dilution to shares held by you.

     We provided anti-dilution rights in connection with the issuance of 13% convertible debentures issued to CapEx and DHB on December 30, 1999, which were amended to provide certain anti-dilution protection in the event we effected a reverse split of our common stock. See

"Description of Business - Other Events". On March 21, 2002, we issued a convertible debenture in the principle amount of $75,000 convertible into shares of common stock at $0.333333 per share with certain anti-dilution rights, in the event Neptune Society effects a reverse split of its common stock. See "Oregon Acquisition - Disposition of Portland Assets and Related Transactions - Green Leaf Bridge Loan." On March 22, 2002 we effected a 4:1 reverse split, which triggered the anti-dilution rights granted to CapEx , DHB and Green Leaf. After giving effect to the 4:1 reverse split, the holders of the debentures may acquire a total of 1,891,667 (post-split) shares of our common stock. To the extent we are required to issue additional securities as a result of these or similar rights, it will increase the number of issued and outstanding common stock and dilute your investment in our shares.


We have agreed to pay certain persons a percentage of the revenues from the operations of our Spokane, Washington and Ankeny, Iowa operations, which will affect the profitability of these operations.

     In connection with our acquisitions of Spokane, Washington, and Ankeny, Iowa operations, we agreed to pay the former owners of these businesses a percentage of the gross revenues and/or earnings before income tax, depreciation and amortization ("EBITDA") as follows:

     o to the former owners of our Spokane, Washington operations 3% of gross revenues and 12.5% of the EBITDA for the twelve month period ending December 31, 2000; 2.75% of gross revenues and 12.5% of EBITDA for the twelve month period ending December 31, 2001; 1% of gross revenues and 7.5% of EBITDA for the twelve month periods ending December 31, 2002 and 2003, from our Spokane, Washington operations; and provided that John C. Ayres and/or Charles S. Wetmore continue to be employed by us, 10% of EBITDA during each year ending December 31 commencing after January 1, 2005; and

     o to the former owners of our Iowa operations 3% of gross revenues for the twelve month period ending August 1, 2001; 19% of gross revenues for the twelve month period ending August 1, 2002, provided that gross revenues equal or exceed $750,000 and EBITDA equals or exceeds $175,000 for each twelve month period of time.

     Our agreements to pay a percentage of our revenues and/or profits from our Spokane, Washington and Ankeny, Iowa operations to the former owners will have a material affect on our profitability. In the future, we may negotiate additional acquisitions where we agree to share our revenues and/or profits. We cannot assure you that we will generate sufficient profits from our operations to meet these obligations and achieve profitability.


We have substantial debt obligations that may affect our future profitability

     At December 31, 2001, we had outstanding approximately $10,182,000 principal amount of debt, excluding accrued interest of $673,000, at an average interest rate of 19.4% per annum. Of the principal amount of our total debt, $2,890,000 (considering discount) becomes due in the year ending December 31, 2002; $2,223,000 (considering discount) becomes due in the year ending December 31, 2003; $69,000 (considering discount) becomes due in the year ending December 31, 2004 and $5,000,000 becomes due in the year ending December 31, 2005. Debt becoming due in fiscal years 2003 and 2005, respectively, are convertible in nature and can be redeemed for common stock of the Company. Certain convertible debt has a discount recorded that reduces its carrying value. It is unforeseeable as to whether debt holders will opt for redemption. During the years ended December 31, 2001, December 31, 2000 and the nine months ended December 31, 1999, total interest expense was approximately $2,515,000, $2,485,000 and $1,184,000, respectively.

     On December 31, 2001, under the terms of a series of debt restructuring agreements with the Weintraub Trust, the outstanding balance due under the $19 Million Note due to the Weintraub Trust was $2,392,000. Under the terms of the debt restructuring effective as of November 22, 2001, the $19 Million Note as follows: (i) $500,000 on or before January 2, 2002 (paid), (ii) eighteen monthly installments of $78,471 beginning January 2002, and (iii) the remaining principal balance of approximately $1,429,000 due on July 31, 2003. We anticipate that we may increase our debt as we acquire additional death care service operations and open new offices. In the future, we may issue additional notes or convertible debentures. There can be no assurance that we will generate sufficient cash flow or obtain sufficient financing to satisfy these obligations. If we are unable to satisfy these obligations as they become due, there can be no assurance that we will be able to obtain extensions on the maturity dates of the notes or of the convertible debenture.


Cancellations of existing Pre-Need contracts may have a material adverse effect on our future profitability.

     We anticipate that a significant portion of our future revenues will be derived when we perform services under our Pre-Need contracts. We are required to place a percentage of the funds we receive from the sale of our Pre-Need programs in trust until we perform the cremation service. At that time, we are able to recognize revenue from the sale of the Pre-Need service. Currently, we manage approximately $40 million in trust funds for the benefit of our members. Although each state has different regulatory requirements regarding the trust funds, the states in which we conduct business, California, Colorado, Iowa, Florida, Oregon and Washington, require us to refund all or a portion of trust monies to our members that cancel their Pre-Need contracts. See "Government Regulation." Historically, our cancellation rate has been approximately 1% on an annual basis. Any substantial increase in cancellations may have a material adverse affect on our future revenues and results of operations.


In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

     We have never paid a dividend to our shareholders and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on the common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.


Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share and stock quoted on the NASD OTCBB. Our shares are quoted on the NASD OTCBB, and the price of our shares ranged from $1.60 (low) to $36.50 (high) during the year ended December 31, 2001 and from $1.60 (low) to $6.72 (high) during the three month period ended December 31, 2001. The closing price of our shares on March 28, 2002 was $2.15. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

     In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.


Our ability to be profitable is premised on our ability to compete effectively in a highly competitive industry.

     The death care service industry is intensely competitive and rapidly evolving with the consolidation efforts of our competitors. Unless we can be competitive, we will lose revenue to our competitors and will not be able to be profitable. Our competitors are small independent death care service providers and large publicly traded companies, including Carriage Services which owns or operates more than 176 funeral homes and over 38 cemeteries in the United States, Service Corporation International, which operates more than 3,700 funeral service locations worldwide, and Stewart Enterprises, Inc., which owns and operates over 700 funeral homes and cemeteries worldwide. These competitors also offer cremation services that compete directly with our services and products. We also compete on a local basis to provide services in communities with service providers that have established reputations and long histories of operations.


ITEM 2.  PROPERTIES

     We lease properties in eighteen locations in Arizona, California, Florida, Iowa, New York, Oregon and Washington. There are three sales offices in California, three in Florida, one in Iowa, two in New York, one in Oregon and two in Washington. Two of the offices in Florida and the office in Iowa have chapels for funeral services. We lease two properties for holding facilities, one of which also stores merchandise inventory and the other has the crematory. We also lease our corporate offices in Florida and Los Angeles. We lease a call center in Tempe, Arizona. All of our leases are on standard terms and conditions, and we do not rely on any one lease for its continuing operations. The operations are currently concentrated at the following locations:

                                  Summary of our operational locations
                                  ------------------------------------

   Location                               Operation                            Term of Lease    Expiration Date
   --------                               ---------                            -------------    ---------------
Arizona
     Tempe                 Telemarketing center                                    3 years        10/31/2002

California
     Burbank-Corporate     Administration and operations headquarters              2 years        10/14/2002
     Burbank               Sales and administrative office                         6 years         8/31/2005
     San Pedro             Pre-Need/At-Need sales and administrative office       10 years         3/31/2002
     Santa Barbara         Pre-Need/At-Need sales and administrative office        2 years         7/31/2002
     Los Angeles -         Holding facility, crematory and viewing room           10 years         1/31/2002
     Heritage Santa        Holding facility and inventory warehouse                Monthly
     Barbara/Ventura
     Canoga Park           Inventory warehouse                                     Monthly

Colorado
     Arvada                Pre-Need/At-Need sales and administrative office        4 Years         9/1/2005

Florida
     Miami                 Pre-Need/At-Need sales and administrative office and    5 years         9/12/2003
                             chapel
     Fort Lauderdale       Pre-Need/At-Need sales and administrative office and   10 years         9/3/2006
                             chapel
     St. Petersburg        Pre-Need/At-Need sales and administrative office        5 years         8/31/2006

Iowa
     Ankeny                Pre-Need/At-Need sales and administrative office,       5 years        10/14/2003
                             crematory and chapel

Oregon
      Portland             Pre-Need sales and administrative office                1 Year          8/31/2002

New York
     Long Island           At-Need sales and administrative office                 Monthly
     Yonkers               At-Need sales and administrative office                 Monthly

Washington
     Spokane               Pre-Need/At-Need sales and administrative office,       6 years        1/01/2005
                           holding facility, crematory and viewing room

     Everett               Pre-Need/At-Need sales and administrative office        1 year         5/31/2002


    Denver                 Pre-Need/At-Need sales and administrative               3 years        8/1/2006

ITEM 3.           LEGAL PROCEEDINGS

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

     California Administrative Proceeding

     During March 1998, the Department of Consumer Affairs, Funeral and Cemetery Division (the "Department") commenced an administrative proceeding alleging various statutory and regulatory violations arising from an incident occurring at the Heritage Crematory. This proceeding was settled by the Predecessor Company agreeing to sell its business by a date certain or surrender its funeral director's license. A sale of the Predecessor Company to Lari Corp, Inc. (see
Note 1 to the Consolidated Financial Statements) was concluded in March 1999. The Department granted us a transfer of the funeral establishment license on July 22, 2000, with the same probationary terms and conditions applicable to the Neptune Group. These conditions require us to comply with the California regulatory requirements related to our business of providing cremation services and marketing pre-need plans for one year, or as long as Mr. Weintraub continues to be a shareholder of the Company.

     We may become a party to other legal proceedings in the ordinary course of our business. We do not expect the outcome of any of the above or other proceedings, individually or in the aggregate, to have a material adverse effect on our financial statements taken as a whole or our liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's securities holders during the fourth quarter ended December 31, 2001, or any subsequent period to the date of this report.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On August 26, 1998, the common shares of the Neptune Society were listed under its former name Lari Corp. on the NASD OTC Bulletin Board under the symbol "LREE". On May 3, 1999, Lari Corp. changed its name to Neptune Society and on May 4, 1999, the symbol was changed to "NPTN". In March, 2000, the common stock of the Neptune Society was de-listed from the NASD OTCBB, and began quotation on the National Quotation Bureau's pink sheets. On May 19, 2000, after affecting a reverse stock split, the symbol for Neptune Society's common stock was changed to "NTUN". On August 2, 1999, 2001, our common stock began quotation on the OTCBB. On March 22, 2002, Neptune Society effected a 4:1 reverse stock split and the symbol for its common stock was changed to "NPTI". Information in this report gives effect to the reverse stock split effected on March 22, 2002.

     The  high  and low bid  quotations  of our  common  stock  on the  NASD OTC
Bulletin Board as reported by the NASD for each of the quarterly periods from January 1, 2002 through March 31, 2000, and the National Quotation Bureau's pink sheets for period beginning April 1 through December 31, 2001 were as follows:

Period                                     High(1)                 Low(1)
------                                     -------                 ------
2000
First Quarter                              $53.00                 $41.00
Second Quarter(2)                          $57.00                 $53.50
Third Quarter(2)                           $56.50                 $49.75
Fourth Quarter(2)                          $53.50                 $30.00


2001
First Quarter(2)                           $36.50                  $6.40
Second Quarter(2)                          $24.80                  $8.50
Third Quarter(2)                           $24.72                  $5.60
Fourth Quarter(2)                           $6.72                  $1.60
-----------------------

(1) Gives effect to the two for one reverse stock split that occurred on May 19, 2000, and the four for one reverse split effected on March 22, 2002.

(2)  Based on National Quotation Bureau pink sheet quotation.


     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 28, 2002, the closing bid quotation for our common shares was $2.15.

     As of March 28, 2002, we had 107 registered shareholders.

     The declaration of dividends on our shares is within the discretion of our board of directors and will depend upon the assessment of, among other factors, earnings, capital requirements and the operating and financial condition of Neptune Society. The Board has never declared a dividend. At the present time, we anticipate that all available funds will be invested to finance the growth of our business.

Recent Sales of Unregistered Securities

     In March 2001, Neptune Society agreed to issue 10,000 additional shares of its common stock to John Bethel and David Noftsger, the co-founders and shareholders of Cremation Society of Iowa, in consideration for deletion of the "Contingent Purchase Price" provisions of the Cremation Society of Iowa, Inc. See "Description of Business - Neptune Society Acquisitions - Iowa Acquisition - Second Amendment of Iowa Acquisition." The shares were issued to two shareholders pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.

     In June 2001, Neptune Society issued 739 shares of common stock to the former owners of the Spokane, Washington property in a private transaction pursuant to the purchase agreement. See, "Description of Business - Neptune Society Acquisitions - Spokane, Washington Acquisition." The agreement required an adjustment to the number of original shares issued to the extent Neptune
Society's  stock  traded  below a certain  price on  January  2,  2001.  Neptune
Society's stock traded below that price which triggered the issuance of the above mentioned shares. The shares were issued to two shareholders pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.

     In August 2001, Neptune Society issued 140,424 shares of common stock to the former owners of the Portland Business in a private transaction pursuant to the purchase agreement. See "Description of Business - Neptune Society Acquisitions - Oregon Acquisition." The agreement required an adjustment to the number of original shares issued to the extent Neptune Society's stock traded below a certain average price for a sixty day period immediately prior to July 5, 2001. Neptune Society's stock traded below that price which triggered the issuance of the above mentioned shares. The shares were issued to two shareholders pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.

     In August 2001, Neptune Society issued Green Leaf Investors II, LLC, 3,948 shares of common stock and a warrant exercisable to acquire 7,500 shares of common stock at $24.00 per share for a period of one year. See "Description of Business - Oregon Acquisition - Disposition of Portland Assets and Related Transactions - Green Leaf Bridge Loan." The shares and warrant were issued in a private transaction as a loan fee in connection with a short term $1,500,000 loan, pursuant to an exemption from the registration requirement available under
Section 4(2) of the Securities Act of 1933, as amended.

     In August, 2001, Neptune Society issued a total of 13,750 shares of Neptune Society common stock to Weintraub's nominees, each an accredited investor as that term is defined under Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended. See "Description of Business - Neptune Society Acquisitions - Neptune Group Acquisition." The shares were issued pursuant to an exemption from the registration requirements available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

     In December 2001, Neptune Society issued a total of 75,000 shares of Neptune Society common stock to Weintraub's nominees, each an accredited investor as that term is defined under Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.

See "Description of Business - Neptune Society Acquisitions - Neptune Group Acquisition." The shares were issued in a private transaction pursuant to an exemption from the registration requirement available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

     In June 2001, we have granted options exercisable to acquire 392,046 shares of stock at $1.10 under certain Executive Employment Agreements. The shares were issued in a private transaction pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.

     Subsequent Events

     In February, 2002, Neptune Society issued 25,000 shares, and cancelled 3,750 shares previously issued in October 2001, of Neptune Society common stock to Dorsey & Whitney LLP in connection with a fee restructuring agreement to restructure our obligations of approximately $460,000 in accrued and unpaid legal fees and expenses. The shares were issued in a private transaction pursuant to an exemption from the registration requirement available under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

     In March, 2002, Neptune Society issued Green Leaf in a private transaction 75,000 shares of common stock as a loan extension fee and a convertible debenture in the principal amount of $75,000 convertible into shares of common stock at $0.333333 per share, subject to certain anti-dilution rights. See "Description of Business - Oregon Acquisition - Disposition of Portland Assets and Related Transactions - Restructuring of Green Leaf Bridge Loan." The shares and the convertible debenture were issued pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.

     In March 2002, Neptune Society issued CapEx 101,250 shares of common stock and DHB 67,500 shares of common stock in a private transaction as a debenture restructuring fee. See "Description of Business - Other Events." The shares were issued in a private transaction pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.

     In March, 2002, we issued 6,250 shares of our common stock in connection with the employment of certain senior staff. The shares were issued in a private transaction pursuant to an exemption from the registration requirement available under Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial information presented below as of and for the years ended December 31, 2001, 2000, the nine months ended December 31, 1999 and the three months ended December 31, 1999 are derived from the consolidated financial statements of the Neptune Society. See Item 8 "Financial Statements and Supplementary Data".

     On March 31, 1999, the Registrant, Neptune Society (formerly known as, Lari Corp.), acquired a group of corporations and limited liability partnerships, which marketed and administered Pre-Need and At-Need cremation services under the name "Neptune Society" (the "Neptune Group"). See "Description of Business--Neptune Society Acquisitions--Neptune

Group Acquisitions." The business combination was accounted for using the purchase method of accounting, and the excess of the purchase price over the fair value of identifiable net tangible assets acquired has been recorded as names and reputations. The financial information for Neptune Society prior to April 1, 1999 has not been included as it is not material to the Neptune Group financial statements. The financial data as of and prior to March 31, 1999 is the combined financial information of the Neptune Group. Since purchase accounting was reflected on the opening balance sheet of the Successor Company on April 1, 1999, the financial information of the Successor Company are not comparable to the financial information of the Predecessor Company. Accordingly, a vertical black line is shown to separate Successor Company financial information from those of the Predecessor Company for periods ended prior to April 1, 1999.

     The pro forma information for the year ended December 31, 1999 reflects the combined results of the Predecessor and Successor as if the acquisition of the Predecessor had occurred on January 1, 1999, subject to certain assumptions and adjustments. The pro forma information has been derived from the historical consolidated financial statements of the Predecessor and Successor and are qualified in their entirety by reference to, and should be read in conjunction with, such historical consolidated financial statements and related notes thereto. The pro forma information are presented for illustrative purposes only and do not purport to be indicative of the operating results or financial position that would have actually occurred if the acquisition had occurred on the date indicated, nor are they necessarily indicative of future operating results or financial position of the combined company. The pro forma information gives effect to any cost savings or synergies which may result from the integration of the Predecessor and Successor operations.

                                                  Predecessor Company                       Successor Company
                                                     Three Months               Nine Months                       Pro forma
                                                        Ended                      Ended
                                                                                              Year      Year        Year
                                                                                              Ended     Ended       Ended
                                                                 December 31,     December   December   December   December
                                              1997      1998         1999         31, 1999   31, 2000   31, 2001   31, 1999
                                            --------------------------------    -------------------------------------------
                                               000's, except per share amount           (000's, except per share amount)
INCOME STATEMENT DATA:
Total Revenue                                 8,966     7,865       2,962           5,688      7,689     13,030      8,650

Gross Profit                                  5,304     4,107       1,763           3,436      3,237      6,767      5,199

General and Administrative Expenses           2,907     2,847         748           3,032      6,003      7,798      3,780

Compensation to Principal Shareholder         1,841     2,200         430               -          -          -          -

Professional Fees                               245       669         536             340      1,245      1,765        959

Amortization and Depreciation Expense             -         -           -           1,024      1,685      2,082      1,365

Interest Expense                                  -         -           -           1,184      2,485      2,515     (1,690)
Income (loss) before cumulative effect
 of change in  accounting principle             311    (1,609)         49          (1,890)    (8,435)   (10,151)    (2,297)

Net Income/(loss)                               311    (1,609)         49          (1,890)    (8,839)   (10,151)    (2,297)
Loss before cumulative effect of
 change in accounting principle per share         -         -           -           (1.23)     (4.75)     (5.09)     (1.52)

Loss per share                                    -         -           -           (1.23)     (4.98)     (5.09)     (1.52)


                                                  Predecessor Company                       Successor Company
                                                     Three Months               Nine Months                       Pro forma
                                                        Ended                      Ended
                                                                                              Year      Year        Year
                                                                                              Ended     Ended       Ended
                                                                 December 31,     December   December   December   December
                                              1997      1998         1999         31, 1999   31, 2000   31, 2001   31, 1999
                                            --------------------------------    -------------------------------------------
                                               000's, except per share amount           (000's, except per share amount)
BALANCE SHEET DATA:

Current Assets                                2,008       835       1,172           7,046      1,421      2,078          -

Current Liabilities                             491       647         916          11,730      8,281      6,069          -

Long Term Debt                                    -         -           -           5,722        101      2,292          -

Convertible Debentures                            -         -           -           4,438      5,937      5,000          -

Shareholders Equity                           2,578       808         792          12,385     16,108      7,023          -

OTHER FINANCIAL DATA:

Number of Offices                                10        10          10              13         18         18          -


Quarterly Results of Operations

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2000 and ending December 31, 2001 as well as the percentage of the Company's revenue represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent growth, its recent acquisitions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                            First          Second          Third          Fourth
                                           Quarter         Quarter        Quarter         Quarter
                                           -------         -------        -------         -------
FISCAL 2001:

 Net revenues                             $  2,689          3,184           3,854           3,302

 Gross profit                                1,304          1,797           2,250           1,416

 Operating loss                             (1,172)        (1,243)           (412)         (4,809)

 Loss before cumulative effect of
  change in accounting principle            (1,791)        (1,669)         (1,083)         (5,608)

 Net loss                                   (1,791)        (1,669)         (1,083)         (5,608)

 Loss before cumulative effect of change
  in accounting principle per share          (0.92)         (0.88)          (0.52)          (2.68)

 Basic net loss per share(1)              $  (0.92)         (0.88)          (0.52)          (2.68)

                                            First          Second          Third          Fourth
                                           Quarter         Quarter        Quarter         Quarter
                                           -------         -------        -------         -------
 Net revenues                             $  1,602          1,664          1,992           2,430

 Gross profit                                  651            631            747           1,208

 Operating loss                             (1,407)        (1,367)        (1,691)         (1,231)

 Loss before cumulative effect of
  change in accounting principle            (1,855)        (1,789)        (3,144)         (1,647)

 Net loss                                   (2,259)        (1,789)        (3,144)         (1,647)

 Loss before cumulative effect of change
  in accounting principle per share             (1.12)         (1.04)         (1.72)          (0.88)

 Basic net loss per share(1)              $  (1.36)         (1.04)         (1.72)          (0.88)

1) Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. Gives effect to the 4:1 reverse split effected on March 22, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes.

Overview

     We are a provider of pure cremation services in North America. As of March 28, 2002, we operate 19 locations serving California, Colorado, Florida, Iowa, Oregon, New York, and Washington. Our strategy is to grow by: (i) s initiating start-up operations; (ii) electively acquiring small, family-owned cremation service providers strategically located across North America ; (iii) operating all our locations under one nationally branded name, "The Neptune Society" (where permitted); (iv) avoiding direct competition with corporate consolidators by concentrating solely on cremation services and cremation products; and (v) improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization. We believe that implementing these initiatives are critical to achieving profitability and are our most important challenges in competing effectively in the death care industry.

Critical Accounting Policies:

     We recognize revenue according to the following:

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

     During the four month period beginning June 1, 2001 and ending September 30, 2001, we recognized pre-need merchandise revenue in accordance with our revenue recognition policy.

     Effective on October 1, 2001, the Company adopted changes to its inventory management policy in an effort to reduce expenses related to storing certain delivered merchandise in connection with the sale of pre-need contracts. The Company will continue to deliver and store certain merchandise sold in connection with pre-need sales contracts as required by applicable law, but because this certain merchandise is identical in each pre-need contract, the Company will no longer segregate and specifically identify such merchandise by customer. As a result of this change in inventory management policy, the Company will not continue to recognize revenue on the sale of certain future pre-need merchandise sales. This change in inventory management is expected to result in an immediate improvement in the Company's cash flow.

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


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000:

Results of Operations

     The following discussion compares the operations of the registrant for the year ended December 31, 2001 to the operations of the registrant for the three and year ended December 31, 2000.

     Revenues

     In May 2001, the Company changed its inventory procedures and sales contracts to conform to its revised revenue recognition policy. Under the Company's revised revenue recognition policy, the Company recognizes certain pre-need merchandise revenues from the sale of pre-need contracts prior to the performance of the related cremation service.

     Cremation service and merchandise revenues were $11,775,000 for the year ended December 31, 2001 compared to $6,188,000 for the same period in 2000. Revenues increased $4,195,000 or

90% due to the recognition of pre-need merchandise revenue, increased at-need revenues and travel assurance product offering. During the four month period beginning June 1, 2001 and ending September 30, 2001, the Company recognized pre-need merchandise revenues of $1,804,000. Effective October 1, 2001, the Company changed its inventory management policy and no longer recognized revenue on the sale of pre-need merchandise. The introduction of the Worldwide Travel Assurance Plan (the "Travel Plan"), which was introduced company-wide during the first quarter of 2001, contributed $1,905,000 to the increase in revenues.

     During the year ended December 31, 2001 and 2000, merchandise sales of $5,097,000 and $4,326,000, respectively, were deferred as we did not meet our revenue recognition criteria. Although such revenues were deferred, pre-need cremation arrangement sales contract volume increased 18% over the same period in 2000.

     During the year ended December 31, 2001, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $34,000 and $14,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment.

     The Company believes that revenues were also lower during the year ended December 31, 2001 as we suspended marketing activities in Riverside, Imperial, San Bernardino and San Diego Counties pending resolution of resulting from the Leneda litigation for trademark infringement as a result of our use of the "Neptune Society" name in those counties Riverside, Imperial, San Bernardino and San Diego Counties. We suspended sales in these areas, and we estimate that the Leneda litigation caused our revenues to decline by approximately $350,000 or 3% during the year ended December 31, 2001. See "Legal Proceedings." In October, 2001, the Company entered into a settlement agreement with Leneda. Under the terms of the settlement agreement, we are permitted to market pre-need arrangement contracts under the name "Trident Society." The Company believes the Leneda settlement will not have a material financial impact on operations. We can not predict when, or if, revenues related to the affected areas will return to historical levels.

     During 2000, the Company acquired the Ankeny, Iowa and Portland, Oregon properties, respectively, and opened two new offices. Cremation service and merchandise revenues related to acquisitions and new office openings after December 31, 1999 were $2,800,000 and $1,077,000 for the year ended December 31, 2001 and 2000, respectively. The Company did not acquire or open any new properties or offices during 2001. The Company sold substantially all assets related to its Portland, Oregon businesses in December 2001. See "Loss on Disposal of Assets."

     Revenues earned for the year ended December 31, 2001 and 2000 from trust fund management and finance fees were $1,255,000 and $1,501,000, respectively. The $246,000 or 16% decrease is attributable to decreased management fees due to reduced investment yields, which was partially offset by increased finance fee income. Finance fees increased due to the Company's current ability to recognize income over the life of the pre-need contract versus at the end of the contract, as previously recognized.

     Costs and Expenses and Gross Profit

     Direct costs and expenses were $6,263,000 or 48% of revenues for the year ended December 31, 2001 compared to $4,451,463 or 58% of revenues for the comparable period in 2000. The

$1,812,000 or 41% increase was attributable to fiscal 2000 acquisitions and new office openings, and increases in costs related to the Travel Plan. The gross profit during the year ended December 31, 2001 was 6,767,000, an $3,530,000 or 109% increase over the comparable period in 2000.

     General and Administrative Expenses

     General and administrative expenses for the year ended December 31, 2001 were $7,798,000 or 60% of revenues. General and administrative expenses for the year ended December 31, 2000 were $5,802,000 or 75% of revenues. The $1,995,000or 34% increase in general and administrative expenses in 2001 compared to 2000 is related to additional costs associated with the increased number of management level personnel, non-cash compensation costs related to employment agreements entered into with certain executive management staff members, accrued performance bonuses and incentives and the additional costs associated with supporting an increased number of geographic locations.

     Amortization and Depreciation Expenses

     Amortization and depreciation expenses were $2,082,000 and $1,886,000, respectively, for the year ended December 31, 2001 and 2000. The increase in amortization and depreciation expenses during 2001 was primarily the result of the Iowa and Oregon acquisitions.

     Professional Fees

     Professional fees were $1,765,000 or 14% of revenues for the year ended December 31, 2001 compared to $1,245,000 or 16% of revenues for the year ended December 31, 2000. The increase in professional fees during 2001 was related to the successful completion of registration of the Company's common stock with the Securities and Exchange Commission in the second quarter of 2001 and the re-structuring of the Company's capitalization. Certain provisions of the Leneda Settlement Agreement required the Company to pay $120,000 in legal expenses of the former principal shareholder. See "Other Financings." The Company issued a note payable related to such obligation. Professional fees also include $443,000and $333,000 of consulting fees paid by us to the former principal shareholder in 2001 and 2000, respectively, for marketing and sales consultation. The consulting agreement with the former principal shareholder was terminated in December 2001. A sum-lump payment of $335,000 was paid upon termination.

     Loss on Disposal of Assets

     In December 2001, the Company sold substantially all of the assets related to its Portland, Oregon businesses. The Company sold those assets for total consideration of $2.5 million. Such consideration consisted of: a) assumption of $1.5 million of the Company's debt, and b) the forgiven of the $1 million convertible debenture previously due July 2003. As a result of the disposal of those assets, the Company recognized a $2.8 million loss. The Company purchased those assets in July 2000 for $5.7 million, $500,000 cash, $1 million convertible debenture and $4.2 million in stock.

     Interest Expense

     Interest expense was $2,515,000 or 19% of revenues for the year ended December 31, 2001 compared to $2,485,000 or 32% of revenues for the year ended December 31, 2000. The increase in interest expense in 2001 was a result of certain debt restructuring and refinancing to partially extinguish, and extend the due date of the current portion of acquisition debt previously due January 2, 2002.

     We anticipate interest expense will increase in subsequent periods. The Company entered into a Letter of Memorandum with Private Investment Company with terms to convert a $1 million non-interest bearing promissory note, due December 31, 2001, into an a 12% per annum interest bearing convertible debenture maturing in September 2004.

     The Company entered an agreement to borrow up to $1,500,000 at 19.98% per annum. Under the terms of the Agreement, the Company borrowed $800,000 in December 2001 due and payable December 2002, interest payable monthly. The Company anticipates borrowing an additional $700,000 with similar terms under the Agreement. The above mentioned transactions in addition to the extension of acquisition debt principal payments will likely contribute to higher interest costs. See "Other Financings".

     Loss before Cumulative Effect of Change in Accounting Principle

     Loss before cumulative effect of a change in accounting principle was $10,151,000 and $8,435,000, respectively, for the year ended December 31, 2001 and 2000. The loss related the reasons described above.

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

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond current state regulations. As of January 1, 2000, the Company added the following criteria to its revenue recognition policy for the sale of merchandise: (i) a definitive delivery date, (ii) stored merchandise is required to be segregated and specifically identified by customer, (iii) a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. The Company deferred revenues and costs of $5,097,000 and $1,771,000, respectively, during the year ended December 31, 2001, until such time as the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. The Company recognizes revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of the Company's current revenue recognition policy criteria outlined above.

     The cumulative effect adjustment represents revenue and cost deferrals of $488,000 and $84,000, respectively, related to pre-need merchandise sales transactions previously recognized in 1999. For the year ended December 31, 2000 the effect of this change on loss before the cumulative effect of the accounting change was to increase such loss by $404,000, or $0.23 per diluted share.

Net Loss

     Net loss was $10,151,000 and $8,839,000, respectively, for the year ended December 31, 2001 and 2000. The net loss related to the reasons described above.


YEAR END DECEMBER 31, 2000 (SUCCESSOR COMPANY) COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1999 (SUCCESSOR COMPANY) AND THE THREE MONTHS ENDED MARCH 31, 1999 (PREDECESSOR COMPANY):


Results of Operations

     The following discussion compares the operations of the registrant for the year ended December 31, 2000 to the operations of the registrant for the nine month period ended December 31, 1999. In certain cases, we have compared our operations for the year ended December 31, 2000 to our pro forma results for the year December 31, 1999, which reflect the revenues, cost of sales and gross margin of our operations as if our acquisition of the Predecessor had occurred on January 1, 1999.

Revenues

     Cremation service revenues for the Successor Company were $6,188,000 for the year ended December 31, 2000 compared to the pro forma revenues of $6,724,000 for the same period in 1999. Included in pro forma cremation service revenues in the first half of 1999 are $961,000 of pre-need merchandise revenues that were recognized under the Company's previous revenue recognition policy (see discussion below of Cumulative Effect of Change in Accounting Principle.) As a result, pro forma 1999 cremation service revenues exceed 2000 cremation service revenues. Also, during the third and fourth quarters of 1999, $995,000 of merchandise sales were deferred as we did not meet our previous revenue recognition criteria. In 2000, the Company deferred $4,326,000 of merchandise sales due to the change in accounting principle as of January 1, 2000. Revenues were also lower during the year ended December 31, 2000 resulting from the Leneda litigation for trademark infringement as a result of our use of the "Neptune Society" name in Riverside, Imperial, San Bernardino and San Diego Counties. We suspended sales in these areas, and we estimate that the Leneda litigation caused our revenues to decline by approximately $200,000 or 2.6% during the year ended December 31, 2000. See

"Litigation." We began marketing pre-need arrangement contracts in the Southern California areas affected by the Leneda litigation under the Trident Society, Inc. name in the first quarter 2001, which over time is expected to allow us to generate revenues from the affected area at historical levels.

     Cremation service and merchandise revenues related to the December 31, 1999 Spokane, Washington acquisition, current year acquisitions and new office openings were $1,077,000 for the year ended December 31, 2000.

     Additionally, pro forma revenues for the year ended December 31, 1999, reflect a non-recurring liquidation of amounts trusted by the Predecessor in 1996 of approximately $525,000. The trust was created as a result of California trusting requirements that had required the Predecessor to trust 100% of Pre-Need sales during an approximate two month period of 1996, pending clarification of the merchandise delivery requirements in California by the California staff funeral home regulations. Subsequently, California state regulators required the Predecessor to liquidate this fund and actually purchase and deliver merchandise at the time the contract for the pre-need service is made in accordance with the state's merchandise delivery administrative rules. See "Industry Regulations--Death Care Service Industry Regulations."

     Revenues earned for the year ended December 31, 2000 from Trust Fund management and finance fees were $1,501,000 compared to pro forma revenues of $1,400,000 for the same period in 1999, a 7.2% increase. The increase is attributable to increasing yields on trust fund assets.

Costs and Expenses and Gross Profit

     Direct costs and expenses were $4,451,000 or 57.9% for the year ended December 31, 2000 compared to pro forma direct costs and expenses of $3,451,000 or 39.9% for the comparable period in 1999. The increase is attributable to the Spokane, Washington acquisition, current year acquisitions, new office openings and additional costs of $656,000 to operate the PDS Center, which was opened in November 1999.

     The gross profit during the year ended December 31, 2000 was $3,237,000 or 42.1% of total revenues compared to $5,199,000 or 60.1% for the comparable pro forma period in 1999. If revenues and costs of sales related to merchandise sales in connection with 2,350 pre-need sales contracts could have been recognized currently, gross profit and gross profit margin for the pro forma year ended December 31, 1999 would have been $4,312,000 or 62.7% of revenues, excluding the non-recurring revenue item noted above; and gross profit and gross profit margin for the year ended December 31, 2000 would have been $5,974,000 or 54.2% of revenues.

General and Administrative Expenses

     General and administrative expenses for the year ended December 31, 2000 were $6,003,000 or 78.1% of revenues. General and administrative for the nine months ended December 31, 1999 were $3,032,000 or 53.3% of revenues. The relative increase in general and administrative expenses in 2000 compared to 1999 is related to additional costs associated with the increased number of management level personnel and the additional costs associated with supporting increased geographic locations.

Amortization Expense

     Amortization expense was $1,685,000 for the year ended December 31, 2000. Amortization expense was $1,024,000 for the nine month period ended December 31, 1999. The relative increase in amortization expense during 2000 was a result of the Washington, Iowa and Oregon acquisitions.

Professional Fees

     Professional fees were $1,245,000 or 16.2% of revenues for the year ended December 31, 2000. Professional fees were $340,000 for the nine month period ended December 31, 1999 or 6.0% of revenues. The relative increase in professional fees during 2000 were related to costs associated with the Leneda litigation and advisory services in connection with our ongoing efforts to register common stock with the Securities and Exchange Commission. Professional fees also include $333,000 and $263,000 of consulting fees paid by us to the former principal shareholder in 2000 and 1999, respectively, for marketing and sales consultation.

Interest Expense

     Interest expense was $2,485,000 or 32.3% of revenues for the year ended December 31, 2000. Interest expense was $1,184,000 or 20.8% of revenues for the nine month period ended December 31, 1999. The relative increase in interest expense in 2000 was a result of our additional borrowings and higher average interest rates.

Loss before Cumulative Effect of Change in Accounting Principle

     Loss before cumulative effect of a change in accounting principle was $8,435,000 for the year ended December 31, 2000. Loss before cumulative effect of a change in accounting principle was $1,890,000 for the nine month period ended December 31, 1999, respectively. The net loss related to each respective period differed for the reasons described above.

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

     Prior to 2000, revenue related to merchandise sold with a pre-need cremation service arrangement was recognized upon meeting certain state regulatory criteria, which, in California, Iowa, Washington and Oregon may be prior to the performance of cremation services. The Company considered such criteria met when the Company was permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale, the merchandise was in a condition for its intended use and the Company did not retain any specific performance obligations essential to the functionality of the merchandise, the customer accepted the merchandise as evidenced by a written transfer of title to the customer and certificate of ownership, and, if the customer so requested, the Company stored the merchandise in an insured location on the customer's behalf until customer pick-up or the time of need, but no later than the customer's death.. Customers that purchase pre-need cremation arrangements do not have cancellation rights with respect to the purchase of merchandise.

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include conditions beyond current state regulations. As of January 1, 2000, the Company has included a definitive delivery date, the requirement that stored merchandise be segregated and specifically identified by customer, not subject to being used to fill other orders, and exchange for a different piece of merchandise at a later date is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. Since the additional criteria had not been met for pre-need merchandise sales through December 31, 1999 a cumulative effect adjustment of $404,000 or $0.23 per diluted share, was recorded at January 1, 2000 representing the cumulative effect of deferring revenues of $488,000 on those sales for which our additional revenue recognition criteria had not been met. The Company has deferred revenues of $4,326,000 since January 1, 2000 until such time as the additional criteria noted above has been satisfied. Future pre-need merchandise sales will be recognized upon satisfaction of the Company's current revenue recognition policy.

     The cumulative effect adjustment represents the deferral of revenues and costs related to pre-need merchandise sales transactions previously recognized in 1999. All other pre-need merchandise sales transactions for the nine months ended December 31, 1999 had been deferred previously (see discussions in "Revenue" sections of Results of Operations for Years Ended December 31, 2000 and 1999, respectively.) For the year 2000, the effect of this change on loss before the cumulative effect of the accounting change was to increase such loss by $3,613,000, or $2.03 per diluted share. This amount represents deferred revenues and costs related to pre-need merchandise sales transactions for the entire year 2000.

     If the new accounting principle had been in effect for the nine months ended December 31, 1999, three months ended March 31, 1999 and the year ended December 31, 1998, net loss would have been $2,294,000, $280,000 and $2,268,000, respectively. The diluted loss per share for the nine-month period ended December 31, 1999 would have been $1.50.

Net Loss

     Net loss was $8,839,000 for the year ended December 31, 2000. Net loss was $1,890,000 for the nine month period ended December 31, 1999. The net loss related to each respective period differed for the reasons described above.

     Subsequent Events

     On January 2, 2002, the Company began operations out of its Colorado office.

     On March 22, 2002, Neptune Society effected a 4:1 reverse stock split and the symbol for its common stock was changed to NPTI. Information in this report gives effect to the reverse stock split effected on March 22, 2002.

     During March 2002, the Company submitted applications to open offices in the state of Illinois.

     Liquidity and Capital Resources

     At December 31, 2001, we had current assets of $2,091,000, which is comprised of cash, accounts receivable and prepaid expenses. Our total current liabilities were $6,228,000 comprised mainly of accounts payable, accrued liabilities, and the current portion of long term debt. We had long-term debt, including convertible debentures, of $5,000,000. We had a working capital deficit of $4,137,000 at December 31, 2001.

     As of December 31, 2001, we had the following debt obligations:

     Obligations as of December 31, 2001:             Principal      Interest           Due
                                                         Due           Rate             Date
     Convertible debentures                         $  5,000,000       13.00%       February 2005
     Note payable (original acquisition debt)          2,391,940       13.00%           July 2003
     Note payable*                                     1,000,000        0.00%      September 2001
     Note payable                                        800,000       19.98%       December 2002
     Notes payable, net discount of $60,090              369,872       11.87%       November 2003
     Note payable                                        350,000       13.00%           July 2003
     Note payable                                         94,102       10.00%           July 2002
     Line of credit                                       90,000        9.00%          April 2002
     Convertible debentures                               75,000       13.00%           July 2002
     Notes payable                                        10,877        9.00%            May 2002

     Total Debt Obligations                           10,181,791
     Current Portion (Due During 2002)                 2,890,215
                                                    ------------
         Long-term obligations                    $    7,291,576
                                                    ============

     * In August 2001, the Company entered into a Memorandum of Understanding (the "MOU") to convert its $1,000,000 note due to Private Investment Company, Ltd. on September 30, 2001 into a 12% convertible debenture with interest payable annually on September 30th of each year of the term. Under the terms of the MOU, the debenture was anticipated to have a conversion price of $24.00 per share and a maturity date of September 30, 2004. The Company agreed to issue 2,500 shares of the Company's common stock valued at approximately $45,000. As of March 22, 2002, the Company has not entered into a definite agreement to convert the promissory note.


     We had net cash used by operating activities of $775,000 and $873,000, respectively, for the three months ended December 31, 2001 and 2000. We had net cash used by operating activities of $735,000 and $732,000, respectively, for the year ended December 31, 2001 and 2000. Interest paid for the three months ended December 31, 2001 and 2000 were $529,000 and $157,000, respectively. Interest paid for the year ended December 31, 2001 and 2000 were $1,132,000 and $659,000, respectively.

     Plan of Operation

     Our Plan of Operation is based, in part, on information provided in the reports of our consultants and the decisions of management. Our independent auditors have not examined, compiled or otherwise applied procedures to the plan of operations presented herein, and, accordingly, do not express an opinion or any other form of assurance on it. Information contained in this plan of operation is presented on a cash basis, which is not in accordance with US GAAP, and represents to projections and assumptions of management. Actual results can vary materially from the estimates of management and investors are cautioned not to place undue reliance on management's projections and assumptions. See "Forward-Looking Statements."

     Set out below is a summary of our Plan of Operation for the fiscal year ending 2002.

     Material Commitments--Short-term                      Funding Requirements
     --------------------------------                      --------------------

     Operating expenditures (incl. Working capital)           $17.8 million

     Interest payments                                          1.2 million

     Current portion of long-term debt                          2.9 million

     Capital expenditures                                       0.1 million

     Estimated total Short-term commitments                    22.0 million

     Estimated total Cash from Operations                      19.6 million

     Estimated total Cash from Debt Proceeds                    0.7 million
                                                           --------------------
     Estimated net Cash Funding Requirements                   $1.7 million
                                                           --------------------

     Net Cash Flow operations: Management's current year budget projects it will achieve $1.8 million in positive net cash flows before the payment of debt and interest and capital expenditures. We anticipate generating cash receipts from sales and other income of $19.6 million, on cash expenditures of $17.8 million.

     Working capital: Management entered the current year (2002) with a net working capital deficit of $4.1 million. The majority of the deficit relates to the current portion of long-term debt of $2.9 million due or coming due during the fourth quarter of 2002. See "Liquidity & Capital Resources". The remainder relates to accounts payable and accrued expenses in connection with our on-going operations. The Company enter into a loan agreement to borrow $1.5 million in December 2001. The Company has drawn down $800,000 against the loan precedent to January 1, 2002. We anticipate the remaining $700,000 will be drawn in the first half of 2002. See "Other Financings".

     Interest payments: We carry outstanding debt, including convertible debt, requiring annual cash interest payments of $1.1 million, payable in monthly installments. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

     Capital Expenditures: We anticipate capital expenditures to amount to approximately $78,000. These expenditures include office furniture and office and computer equipment.

     We will have to raise capital during the first eleven months of 2002 to extinguish the current portions of long-term debt due or coming due during the fourth quarter. See "Liquidity and Capital Resources". We intend to raise the capital required to fund our financing needs by issuance of debt and equity. We are attempting to raise such financing; however, we have no current arrangement to obtain such financing. There can be no assurance financing will be available or accessible on reasonable terms.

     Our total operating and capital budgets for the fiscal year ended December 31, 2002 is estimated to be approximately $19 million. There is no assurance that our actual expenditures for the fiscal year ending December 31, 2002 will not exceed our estimated operating budgets. Actual expenditures will depend on a number of factors, some of which are beyond our control including, among other things, timing of regulatory approval of its projects, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, the death and cremation rates in the geographical locations that we serve, consumer acceptance of our pre need plans, changes in governmental regulation as they relate to our business, certain economic and political factors, the time expended by consultants and professionals and fees associated with applications related obtaining and maintaining licenses for our locations and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. If the actual expenditures for such costs exceed the estimated costs or if events occur that require additional expenditures, we will be required to raise additional financing or to defer certain expenditures to meet other obligations. If we cannot raise adequate financing to fund our plan of operation, we may be required to suspend our growth strategy; consolidate our operations through reductions in staffing, marketing and sales, promotion and hours of operation; terminate our operations in unprofitable or difficult to service markets; sell assets or operations in some of the markets we service and/or suspend our operations in certain markets. The failure to meet certain expenditures may cause us to default on material obligations and such default may have a material adverse effect on our business and results of operations.

     Material Commitments--Long-term (3 year period ending December 2005):

     Operating expenditures (incl. Working capital)           $72.9 million

     Interest payments                                          2.9 million

     Long-term debt                                             8.0 million

     Capital expenditures                                       0.4 million

     Estimated total Long-term commitments                     84.2 million

     Estimated total Cash from Operations                      94.8 million
                                                           --------------------
     Estimated net Cash Surplus                               $10.6 million


     Net Cash operations: Management projects that long-term, 2003 through 2005, it will achieve $21.9 million in positive net cash flows before the payment of debt and interest and capital expenditures. The Company anticipates generating cash receipts from sales and other income of $94.8 million, on cash expenditures of $72.9 million.

     Long-term  debt:  We  anticipate  we  will  generate   sufficient  cash  to
extinguish all outstanding debt coming due and to finance our long-term location expansion plan. See "Liquidity and Capital Resources".

     Interest payments: We carry outstanding debt, including convertible debt, requiring cash interest payments of $2.9 million. Of the $2.9 million, a balloon payment of $1.6 million will be due February 2005. The remainder of interest payments is payable in monthly installments. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

     Capital Expenditures: We anticipate capital expenditures to amount to approximately $353,000 million. These expenditures include office furniture and office and computer equipment.

     Lease payments-future years: We are obligated under certain office rental, facility rental, storage rental equipment rental, temporary housing rental and automotive rental agreements. See "Properties". Future lease payments from 2003 through 2005 amount to $1.0 million.

     Long-term, for the fiscal years 2003 through 2005, we anticipate generating sufficient capital from our operations to finance basic operations, extinguish outstanding debt, and execute the location expansion initiative of our plan of operation. We do not anticipate needing additional financing beyond that required for 2002 to fund these initiatives. See "Liquidity and Capital Resources".

     Our cumulative operating and capital budgets for the three fiscal years ended December 31, 2005 is estimated to be approximately $76 million. There is no assurance that our actual expenditures for the three fiscal years ending December 31, 2005 will not exceed our estimated operating budgets. Actual expenditures will depend on a number of factors, some of which are beyond our control including, among other things, market price for our common stock, timing of regulatory approval of its projects, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, the death and cremation rates in the geographical locations that we serve, consumer acceptance of our pre need plans, changes in governmental regulation as they relate to our business, certain economic and political factors, the time expended by consultants and professionals and fees associated with applications related obtaining and maintaining licenses for our locations and the professional fees associated with completing the registration of our shares under the Securities Exchange Act of 1934. On March 28, 2002, the closing price for our common stock was $2.15. Our ability to raise additional financing without substantial dilution to our existing shareholders will be affected by the market price for our common stock. We cannot assure you that our stock price will not decline as a result of our financing activities. If the actual expenditures for such costs exceed the estimated costs or if events occur that require additional expenditures, we will be required to raise additional financing or to defer certain expenditures to meet other obligations. The failure to meet certain expenditures may cause us to default on material obligations and such default may have a material adverse effect on our business and results of operations.

     We expect operating cash flows, before debt servicing and expansion expenditures, to be adequate to finance our basic operations. We anticipate that we will finance the current portion of long-term debt, additional acquisitions, if any, and growth, in part, by issuing equity and/or debt securities.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which is to be applied beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 summarizes certain of the Staff's views in applying GAAP to revenue recognition in financial statements. The Company has changed its accounting for revenue recognition as a result of SAB 101 as described in Note 3 to the Consolidated Financial Statements.

     In March, 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not impact the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company does not expect the adoption to impact the Company's financial position or results of operations since the Company does not participate in such activities.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24.4 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.8 million and $1.7 million, respectively, for the years ended December 31, 2001 and 2000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible ling-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We entered into various fixed rate debt obligations,  which are detailed in
Note 5 to our consolidated financial statements included in Item 8.

     As of December 31, 2001, the carrying value of our long term fixed rate debt was approximately $10.2 million, which approximated fair value. Fair value was determined using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, are included immediately following this page.

                           Stonefield Josephson, Inc.
           Certified Public Accountants/Business & Personal Advisors
                  Member of DFK and The Leading Edge Alliance




                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Neptune Society, Inc.
Burbank, California


We have audited the accompanying consolidated balance sheet of Neptune Society, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Society, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has experienced operating losses over the past three years, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 20, 2002


Santa Monica            1620 26th Street/Suite 400 South/Santa Monica/
                        California 90404-4041/Tel 310.453.9400/Fax 310.453.1187
Irvine                  18500 Von Karman Avenue/Suite 560/Irvine/California
                        92612-0540/Tel 949.653.9400/Fax 949.833.3582
San Francisco           655 Montgomery Street/Suite 1220/San Francisco/
                        California 94111-2630/Tel 415.981.9400/Fax 415.391.2310
Walnut Creek            2121 North California Blvd./Suite 900/Walnut Creek/
                        California 94596-7306/Tel 925.938.9400/Fax 925.930-0107

                          Independent Auditors' Report



The Board of Directors
The Neptune Society, Inc.:


We have audited the accompanying consolidated balance sheets of Neptune Society, Inc. and Subsidiaries (Successor Company) as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the nine months ended December 31, 1999 and the year ended December 31, 2000, respectively, (Successor Company Period) and the combined statements of operations, shareholders' equity, and cash flows of Neptune Society
(Predecessor Company) for the three month period ended March 31, 1999 (Predecessor Company Period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Neptune Society, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the Successor Company Period in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor Company combined financial statements present fairly, in all material respects, the results of their operations and their cash flows for the Predecessor Company Period in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of revenue recognition in 2000.

As discussed in note 1 to the consolidated financial statements, effective March 31, 1999, all of the outstanding capital stock of the Predecessor Company was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 16, 2001

/s/ KPMG LLP

                              Neptune Society, Inc.
                           Consolidated Balance Sheets
                           December 31, 2000 and 2001


                                                            2000                2001
                                                       -------------       -------------
            Assets (Note 5)
 Current assets:
   Cash                                                $  1,065,339             213,219
   Accounts receivable                                      234,370           1,751,276
   Prepaid expenses and other current assets                121,061             113,644
                                                       -------------       -------------
                     Total current assets                 1,420,770           2,078,138

 Property and equipment, net                              2,365,806             548,469

 Names and reputations, net                              29,451,385          24,364,472

 Non compete agreements, net                                474,051              48,333

 Deferred financing costs                                 1,208,081           1,539,132

 Deferred charges and other assets                        2,572,340           4,343,159
                                                       -------------       -------------
                                                         37,492,433          32,921,704
                                                       =============       =============
       Liabilities and Shareholders' Equity
 Current liabilities:
   Current portion of long-term debt                      5,748,946           2,890,215
   Accounts payable                                       1,399,538           1,700,487
   Accrued and other current liabilities                  1,132,671           1,478,188
                                                       -------------       -------------
                     Total current liabilities            8,281,155           6,068,890

 Long-term debt                                             100,878           2,291,575

 Convertible debentures                                   5,937,303           5,000,000

 Other long-term liabilities                                467,087             848,861

 Deferred pre-need revenues                               6,598,247          11,688,952
                                                       -------------       -------------
                                                         21,384,670          25,898,278
 Shareholders' equity:
   Common stock, $.008 par value,
     6,250,000 shares authorized, 2,152,952
     and 1,915,343 shares issued and outstanding
     at December 31, 2001 and 2000, respectively             15,323              17,224

   Additional paid-in capital                            26,821,240          27,886,170

   Accumulated deficit                                  (10,728,800)        (20,879,968)
                                                       -------------       -------------
                     Total shareholders' equity          16,107,763           7,023,426
                                                       -------------       -------------
                                                       $ 37,492,433          32,921,704
                                                       =============       =============


See accompanying notes to consolidated financial statements.

Effective as of March 22, 2002, the Corporation effected a 1 for 4 reverse split of its common stock. Information contained in these Consolidated Financial Statements gives effect to the reverse stock split.

                              Neptune Society, Inc.
                      Consolidated Statements of Operations
     Three Months ended March 31, 1999, Nine Months ended December 31, 1999
                   And Years ended December 31, 2000 and 2001

                                              Predecessor
                                                 Company                               Successor Company
                                            ----------------     ---------------------------------------------------------
                                               Three months
                                             ended March 31,      Nine months ended     Year Ended      Year Ended December
                                                  1999            December 31, 1999  December 31, 2000       31, 2001
                                            ----------------     ---------------------------------------------------------
 Revenues:
   Services and merchandise                 $    2,128,857         4,595,014            6,187,708           11,775,109
   Non-recurring trust liquidation                 525,467                 -                    -                   -
   Management and finance fees                     307,196         1,093,156            1,500,996            1,255,187
                                            ----------------     ---------------------------------------------------------
                 Total revenues                                                        13,030,296
                                                 2,961,520         5,688,170            7,688,704

 Costs and expenses                              1,198,469         2,252,169            4,451,463            6,263,073
                                            ----------------     ---------------------------------------------------------
                 Gross profit                    1,763,051         3,436,001            3,237,241            6,767,223

 General and administrative expenses               748,385         2,986,392            5,802,283            7,797,566

 Compensation to principal shareholder             430,090                 -                    -                    -

 Amortization and depreciation expense                   -         1,069,898            1,886,203            2,081,585

 Professional fees                                 535,878           339,836            1,244,836            1,765,289

 Loss on disposal of assets, net                         -                 -                    -            2,759,380
                                            ----------------     ---------------------------------------------------------

 Total general and administrative expenses       1,714,353         4,396,136            8,933,322           14,403,821
                                            ----------------     ---------------------------------------------------------

 Loss from operations                               48,698          (960,135)          (5,696,081)          (7,636,598)


 Interest expense                                        -         1,183,627            2,485,030            2,514,570
                                            ----------------     ---------------------------------------------------------
 Loss before income taxes                           48,698        (2,143,762)          (8,181,111)         (10,151,168)


 Income tax (benefit) expense                            -          (254,128)             254,128                    -
                                            ----------------     ---------------------------------------------------------
 Loss before  cumulative
   effect of change in accounting
   principle                                        48,698        (1,889,634)          (8,435,239)         (10,151,168)

 Cumulative effect of change in
   accounting principle                                  -                 -              403,927                    -
                                            ----------------     ---------------------------------------------------------
                 Net loss $
                                                    48,698        (1,889,634)          (8,839,166)         (10,151,168)
                                            ================     ==========================================================
Loss per share - Basic and Diluted
   Loss before cumulative effect of change
     in accounting principle                $                         (01.23)               (4.75)               (5.09)

   Cumulative effect on prior years of
     changing to a different revenue
      recognition method                                                   -                (0.23)                   -

 Loss per share - Basic and Diluted         $                         (01.23)               (4.98)               (5.09)
 Weighted average number of shares-
   Basic and Diluted                                               1,530,643            1,776,119            1,994,991


See accompanying notes to consolidated financial statements.

Effective as of March 22, 2002, the Corporation effected a 1 for 4 reverse split of its common stock. Information contained in these Consolidated Financial Statements gives effect to the reverse stock split.

                              Neptune Society, Inc.
                 Consolidated Statements of Shareholders' Equity
                      Year ended December 31, 2001 and 2000

                                              Common Stock
                                                                     Additional                       Total
                                                                      paid-in      Accumulated     Shareholders'
                                          Shares         Amount       capital         deficit         equity
                                       ------------   -----------   ------------  -------------    -------------
 Successor Company:
    Balance at March 31, 1999              375,000    $   3,000        198,000              -          201,000

   Exercise of warrants                  1,000,000        8,000        792,000              -          800,000
   Issuance of common stock for

      acquisition of Predecessor           125,000        1,000      4,999,000              -        5,000,000
                                       ------------   -----------   ------------  -------------    -------------
  Balance after effects of

      acquisition of Predecessor         1,500,000       12,000      5,989,000              -        6,001,000

    Net loss                                     -            -              -     (1,889,634)      (1,889,634)
    Issuance of common stock, net
      of $473,690 of offering costs        143,750        1,150      6,425,160              -        6,426,310
    Issuance of common stock
          for acquisitions                   5,682           45        249,953              -          249,998

  Discount on convertible debentures             -           -         562,000              -          562,000
  Detachable warrants issued

      with convertible debentures                -           -         670,409              -          670,409
  Shares issued in connection with

      long-term debt                             -           -         364,840              -          364,840
                                       ------------   -----------   ------------  -------------    -------------

   Balance at December 31, 1999          1,649,432      13,195      14,261,362     (1,889,634)      12,384,923
                                       ------------   -----------   ------------  -------------    -------------

     Net loss                                    -           -               -     (8,839,166)      (8,839,166)
     Issuance of common stock, net

       of $82,500 of offering costs        164,584       1,317       7,006,178              -        7,007,495
     Issuance of common stock

           for acquisitions                 93,327         747       4,987,672              -        4,988,419
   Discount on convertible
debentures                                       -           -         115,000              -          115,000
   Compensation related to stock
options                                          -           -          51,081              -           51,081
   Shares issued in connection with
       long-term debt                        8,000          64         399,947              -          400,011
                                       ------------   -----------   ------------  -------------    -------------
   Balance at December 31, 2000          1,915,343    $ 15,323      26,821,240    (10,728,800)      16,107,763
                                       ------------   -----------   ------------  -------------    -------------
     Net loss                                                                     (10,151,168)     (10,151,168)
   Discount on convertible
    debentures                                   -           -          60,090              -           60,090
   Compensation related to stock
    options                                      -           -         530,532              -          530,532
   Shares issued in connection with
    long- and short-term debt               96,447         772         475,437              -          476,209
   Issuance of common stock
    related acquisition
    activities                             141,162       1,129          (1,129)             -                -
                                       ------------   -----------   ------------  -------------    -------------
   Balance at December 31, 2001         2,152,952      17,224      27,886,170    (20,879,968)       7,023,426
                                       ============   ===========   ============  =============    =============


See accompanying notes to consolidated financial statements.

Effective as of March 22, 2002, the Corporation effected a 1 for 4 reverse split of its common stock. Information contained in these Consolidated Financial Statements gives effect to the reverse stock split.

                              Neptune Society, Inc.
                      Consolidated Statements of Cash Flows
     Three Months ended March 31, 1999, Nine Months ended December 31, 1999
                   And Years ended December 21, 2001 and 2000


                                                           Predecessor
                                                             Company                     Successor Company
                                                          -------------------------------------------------------------
                                                            3/31/1999          12/31/1999    12/31/2000    12/31/2001
                                                          ---------------    ------------------------------------------

Net loss                                                 $                                   (8,839,166)   (10,151,168)

Adjustments to reconcile net loss to net                      48,698          (1,889,634)
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                              9,611           1,069,898      1,886,203      2,081,585
    Accretion of discount on notes payable                         -             932,253        697,783         67,605

  Non-cash interest & amortization of
    deferred finance costs                                         -                   -      1,126,306      1,315,279

  Stock issued for professional services                           -                   -              -         31,658

  Stock compensation                                               -                   -         51,081        530,532

  Loss on disposal of assets                                       -                   -              -      2,759,380

    Deferred tax benefit                                           -            (254,128)       254,128              -

  Change in operating assets and liabilities:

    Accounts receivable                                      145,811            (178,310)       (56,060)    (1,516,906)

    Prepaid expenses and other current assets                  4,924             (32,642)       (12,710)         7,417

    Deferred charges and other assets                        (65,659)           (660,101)    (2,481,375)      (320,915)

    Accounts payable                                         306,892              10,108        901,531        300,949

    Accrued and other liabilities                            (38,843)            232,652        823,561       (931,133)

    Deferred preneed revenues                                149,082           1,682,014      4,916,233      5,090,705
                                                          ---------------    ------------------------------------------
Net cash used in operating activities:                       560,516             912,110       (732,485)      (735,012)
                                                          ---------------    ------------------------------------------
Cash flows from investing activities:

  Purchases of property and equipment                         (7,934)           (156,872)      (216,803)        (4,403)

  Acquisitions, net of cash acquired                               -          (1,814,455)      (703,620)             -
                                                          ---------------    ------------------------------------------
Net cash provided by (used in) investing activities           (7,934)         (1,971,327)      (920,423)        (4,403)
                                                          ---------------    ------------------------------------------
Cash flows from financing activities:

  Payments on notes payable                                        -          (4,548,005)   (11,864,781)    (2,412,704)

  Proceeds from issuance of debt, net                              -           5,005,439        750,000      2,300,000

  Net proceeds of common stock issued                              -           6,426,310      7,007,495             (0)

  Proceeds from exercise of warrants                               -             800,000              -              -

  Distribution to owners                                     (64,000)                  -              -              -
                                                          ---------------    ------------------------------------------
Net cash provided by (used in) financing activities          (64,000)          7,683,744     (4,107,286)      (112,704)
                                                          ---------------    ------------------------------------------
Net decrease in cash                                         488,582           6,624,527     (5,760,194)      (852,120)

Cash, beginning of period                                    612,370             201,006      6,825,533      1,065,339
                                                          ---------------    ------------------------------------------
Cash, end of period                                      $ 1,100,952           6,825,533      1,065,339        213,219
                                                          ===============    ==========================================
Supplemental disclosure of cash flow information -
  Cash paid during the period for Interest                         -             186,921        659,000      1,132,000
                                                          ===============    ==========================================

Supplemental disclosure of noncash investing and financing activities:

  Detachable warrants issued with convertible
    debentures                                                     -             670,409              -              -
  Debt assumed by third party resulting from
    asset sale                                                     -                   -              -      1,500,000
  Debt forgiveness related to asset sale                           -                   -              -      1,000,000
  Discount on note payable                                         -             926,840        115,000         60,090
  Common stock issued for acquisitions                             -           5,249,998      4,988,419              -
  Notes issued for acquisition                                     -          19,968,529      1,000,000              -
                                                          ===============    ==========================================

See accompanying notes to consolidated financial statements.

Effective as of March 22, 2002, the Corporation effected a 1 for 4 reverse split of its common stock. Information contained in these Consolidated Financial Statements gives effect to the reverse stock split.

Notes to the Consolidated Financial Statements

(1)  The Business, Basis of Presentation and Liquidity

     Neptune Society, Inc., a Florida Corporation, is the holding company for Neptune America, Inc., a California Corporation. Neptune Management
     Corporation and Heritage Alternatives, Inc. are wholly owned subsidiaries of Neptune America, Inc. and engage in marketing and administering pre-need and at-need cremation services in California, Colorado, Florida, New York and Washington. Neptune Society, Inc. operates crematories in Los Angeles, California and Spokane, Washington, Portland, Oregon and Ankeny, Iowa.

     On March 31, 1999, Lari Corp. paid $1,000,000 cash, $310,000 in transaction costs, 125,000 shares of common stock valued at $5,000,000 and $21,000,000 of promissory notes valued at $19,968,529, (for total consideration of $26,278,529, see Note 7 for allocation of the purchase price), to acquire all of the outstanding shares and cause to be acquired the partnership interests of the following entities (collectively referred to as the Predecessor Company):

                  Neptune Management Corp.
                  Neptune Pre-Need Plan, Inc.
                  Heritage Alternatives, Inc.
                  Heritage Alternatives, L.P.
                  Neptune Funeral Services, Inc.
                  Neptune Funeral Services of Westchester, Inc.
                  Neptune-Los Angeles, Ltd.
                  Neptune-Santa Barbara, Ltd.
                  Neptune-Ft. Lauderdale, Ltd.
                  Neptune-St. Petersburg, Ltd.
                  Neptune-Miami, Ltd.
                  Neptune-Westchester, Ltd.
                  Neptune-Nassau, Ltd.


     The business combination was accounted for using the purchase method of accounting, and the excess of the purchase price over the fair value of identifiable net assets and liabilities acquired, $26,809,237 was recorded as names and reputations. In addition, the Company entered into a three-year $1,000,000 consulting agreement with the former controlling owner of the Predecessor. The financial statements of Lari Corp. prior to April 1, 1999 have not been included as they are not material to the Predecessor Company financial statements. In January 1999, Lari Corp. issued 250,000 shares of common stock and 1,000,000 warrants to purchase common stock for $200,000. The warrants were fully exercised in April 1999 for $800,000 and, with the proceeds from the sale of the 250,000 shares for $200,000, used to fund the acquisition. On April 26, 1999, Lari Corp. changed its name to Neptune Society, Inc. (the Successor Company).
     Collectively, the Predecessor Company and Successor Company are herein referred to as the Company.

     Since purchase accounting was reflected on the opening balance sheet of the Successor Company on April 1, 1999, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. Accordingly, a vertical black line is shown to separate Successor Company financial statements from those of the Predecessor Company for periods ended prior to April 1, 1999.

     Liquidity

     As of December 31, 2001, the Company has a working capital deficit of $4.0 million and has experienced operating losses over the past three years. The Company has obtained additional financing (see Note 5 and Note 11) and is currently exploring other financing alternatives to further address such working capital deficiency.

(2)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements as of and for the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001 present the consolidated accounts of Neptune Society, Inc. and subsidiaries. The operating results of Neptune Society, Inc. for the nine months ended December 31, 1999 equal those for the twelve months ended December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

          The combined financial statements for the three months ended March 31, 1999 present the combined financial position and results of operations of the acquired Predecessor Companies. The Predecessor Companies have been presented on a combined basis as they were either owned or controlled by a certain individual, related trusts, or members of his family and the operations of each entity were interrelated.

          All significant intercompany balances and transactions have been eliminated in consolidation or combination.

     (b)  Revenue recognition

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

          Prior to 2000, revenue related to merchandise sold with a pre-need cremation service arrangement was recognized upon meeting certain state regulatory criteria, which, in California, Colorado, Iowa, Washington and Oregon may be prior to the performance of cremation services. The Company considered such criteria met when the Company was permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale, the merchandise was in a condition for its intended use and the Company did not retain any specific performance obligations essential to the functionality of the merchandise, the customer accepted the merchandise as evidenced by a written transfer of title to the customer and certificate of ownership, and, if the customer so requested, the Company stored the merchandise in an insured location on the customer's behalf until customer pick-up or the time of need, but no later than the customer's death. Customers that purchase pre-need cremation arrangements do not have cancellation rights with respect to the purchase of merchandise.

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

          We are allowed under state regulations in Colorado, Iowa, Washington, Oregon and Florida to retain certain cash receipts received related to services to be performed in the future. These cash receipts are
          recorded  as  deferred   revenue  and  recognized  when  services  are
          provided.

          During the year ended December 31, 2001, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $34,000 and $14,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment.

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

     (c)  Trust Funds

          Depending upon the jurisdiction in which a pre-need arrangement is sold, the Company is required to place in trust or escrow certain, if not all, of the proceeds received from the sale of a pre-need arrangement. The trustors of such trusts are the purchasers of the pre-need arrangements. Funds deposited in trust are not segregated between amounts received for cremation services and funds received for merchandise. The Company does not have access to or control of the trust fund or escrow corpus and, therefore, such amounts are not reflected in the accompanying consolidated financial statements. Earnings on the trust funds and escrow deposits generally accumulate in the trust fund or escrow deposit until the cremation service is performed and the funds are released to the Company. The earnings on the trust funds are provided to the Company to offset inflation in costs to provide the cremation services. Accordingly, the Company recognizes such earnings as additional revenue at the time the cremation service is performed and the funds are released to the Company. However, California and Florida allow the Company to withdraw non-refundable fees from the trust on an annual basis in consideration for administering the funds activities. California allows a maximum fee of four percent of beginning year trust fund equity, subject to the trust fund's annual performance. A certain Florida trust fund allows the Company to withdraw the annual earnings of the fund as a fee, subject to meeting certain funding requirements. Such fees are recognized currently as management fees in the accompanying consolidated statements of operations.

          The Company records deferred revenue to the extent it is not required to place in trust or escrow funds received with respect to pre-need cremation services and merchandise upon which the Company's revenue recognition criteria have not been met. Where revenue is deferred, the related commission costs are deferred until the pre-need contracts are fulfilled (see Note 2(k)). Indirect costs of marketing pre-need cremation services are expensed in the period incurred.

          The fair value of the pre-need funeral trust assets summarized below were $36,680,000 and $36,328,000 at December 31, 2000 and 2001,
          respectively, which, in the opinion of management, exceeds the future obligations under such arrangements.


                                                    December 31,        December 31,
                                                        2000                2001
                                                  ---------------    ----------------
           Cash & Cash Equivalents                 $    2,035,000           2,235,000
           Fixed income investment contracts            7,319,000           3,140,000
           Mutual funds and stocks                      4,715,000           2,072,000
           U.S. Government Investments                 20,831,000          28,881,000

           Life Insurance                               1,780,000                   -
                                                  ---------------    ----------------
           Total                                  $    36,680,000          36,328,000
                                                  ================   ================

          Under pre-need cremation services and merchandise arrangements funded through insurance purchased by customers from third party insurance companies, the Company earns a commission on the sale of the policies. Commission income, net of related expenses, are recognized at the point at which the commission is no longer subject to refund, generally 3 to 5 days after the contract is sold. Policy proceeds are paid to the Company as cremation services and merchandise are delivered.

     (d)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (e)  Property and Equipment

          Property and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

            Leasehold improvements           Useful life or remaining lease
                                              term, whichever is shorter
            Furniture and fixtures           5 to 7 years
            Equipment                        5 years
            Nautical equipment               5 years
            Automobiles                      5 years


     (f)  Names and Reputations

          Names and Reputations consists of the excess of the purchase price paid over the fair value of identifiable net assets acquired in transactions accounted for as purchases. "Names and Reputations" is a term used in the death care industry and is similar to goodwill. Such amounts are amortized over 20 years using the straight-line method. Many of the acquired cremation service entities have provided high quality service to customers for generations. The resulting loyalty often represents a substantial portion of the value of a cremation business. The Company continually monitors the recoverability of this intangible asset based on the projections of future undiscounted cash flows of the acquired businesses. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible asset to its fair value. At December 31, 2001, no impairment was deemed to have occurred. Accumulated amortization at December 31, 2000 and 2001 was $2,551,000 and $1,713,000,
          respectively.

     (g)  Non-compete agreements

          The Company amortizes its non-compete agreements over the expected period of benefit, not to exceed the contractual term of the agreements, generally 3 years. The Company monitors the recoverability of its non-compete agreements based on the projections of future undiscounted cash flows of the geographic area to which the non-compete agreement relates. If an impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible asset to its fair value.

          At December 31, 2001, no impairment was deemed to have occurred. Accumulated amortization at December 31, 2000 and 2001 was $159,000 and $97,000, respectively.

     (h)  Advertising

          Costs of advertising are expensed as incurred. Advertising expense was approximately $59,000, $185,000, $373,000 and $423,000for the three months ended March 31, 1999, the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

     (i)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to their estimated net realizable value.

          As a result of the Company's continuing losses, during the years ended December 31, 2000 and 2001, respectively, the Company recorded a valuation allowance against all of its deferred tax assets.

     (j)  Stock Option Plan

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans.

     (k)  Deferred Obtaining Costs

          Deferred obtaining costs consist of sales commissions applicable to pre-need cremation service and merchandise sales. These costs are deferred and expensed in the period of performance of the services and delivery of merchandise covered by pre-need arrangements.

     (l)  Deferred Financing Costs

          Under certain debt agreements, the Company is obligated to pay a portion of the lender's expenses and loan origination costs. These costs are deferred and expensed as interest expense over the life of the associated debt.

     (m)  Computation of Earnings (Loss) Per Common Share

          For the nine  months  ended  December  31,  1999 and the  years  ended
          December 31, 2000 and 2001, basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001, options to purchase 106,688, 158,438 and 215,250, respectively, shares of common stock at prices ranging from $3.64 to $57.00 per share were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

          Additionally, 84,375, 84,375 and 88,750, respectively, warrants to purchase common stock ranging from $12.00 to $50.00 per share were not included in the computation of diluted loss per share at the nine months ended December 31, 1999, and the years ended December 31, 2000 and December 31, 2001 because the effect would be anti-dilutive.

     (n)  Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents and current receivables and payables approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term fixed rate debt is estimated using future cash flows discounted at rates for similar types of borrowing arrangements and approximates its carrying value.

     (o)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (p)  Comprehensive Income (loss)

          Except  for  net  income   (loss)  the  Company   does  not  have  any
          transactions   or  other   economic   events  that  enter  into  other
          comprehensive income (loss) during the periods presented.

(3)  Change in Accounting Principle

     In response to the Securities and Exchange Commission's issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101), effective January 1, 2000, the Company changed its accounting policies applicable to pre-need merchandise sales. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company.

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include conditions beyond current state regulations. As of January 1, 2000, the Company has included a definitive delivery date, the requirement that stored merchandise be segregated and specifically identified by customer, not subject to being used to fill other orders, and exchange for a different piece of merchandise at a later date is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. Since the additional criteria had not been met for pre-need merchandise sales for the nine months ended December 31, 1999 a cumulative effect adjustment of $404,000 or $0.23 per diluted share, was recorded at January 1, 2000 representing the cumulative effect of deferring revenues of $488,000 on those sales for which our additional revenue recognition criteria had not been met. The Company deferred revenues of $4,326,000 and $5,097,000, respectively, for the years ended December 31, 2000 and 2001 until such time as the additional criteria noted above has been satisfied. Future pre-need merchandise sales will be recognized upon satisfaction of the Company's current revenue recognition policy.

     The effect of this change on income before the cumulative effect of the accounting change, for the years ended December 31, 2000 and 2001 was to increase net loss $3,613,000 and $3,326,000, respectively, or $2.03 and $1.67 per diluted share. If the new accounting principle had been in effect for the nine months ended December 31, 1999 and three months ended March 31, 1999, net loss would have been $2,294,000 and $280,000, respectively. The diluted loss per share for the nine-month period ended December 31, 1999 would have been $1.50.

(4)  Property and Equipment

     Property and equipment is summarized as follows:

                                                             December 31,             December 31,
                                                                 2000                     2001
                                                           -----------------      -----------------
        Land                                               $      1,000,000                     0
        Building                                                    404,000                     0
        Furniture and fixtures                                      195,828               143,606
        Nautical equipment                                          110,000               110,000
        Automobiles                                                 117,308                97,611
        Equipment                                                   461,963               416,971
        Leasehold improvements                                      322,935               191,882
                                                           -----------------      -----------------
           Total property and equipment                           2,612,034               960,070

        Less accumulated depreciation and amortization              246,228               411,601
                                                           -----------------      -----------------
           Property and equipment, net                     $      2,365,806               548,469
                                                           =================      =================


(5)  Long Term Debt

     Long-term debt at December 31, 2000 and 2001, respectively, is as follows:

                                                                                       December 31,          December 31,
                                                                                           2000                  2001

13% Convertible debentures, non-amortizing,  interest accruing at 13% per year
payable monthly at 6.5% per year, due February 24, 2005. See (b) below.       $        5,000,000              5,000,000

Note payable, non-amortizing, interest accruing at 9% per year on $5,635,905 payable in monthly installments of $37,006. Non-interest bearing on $9,238,313.
Balance due in three payments of $4,874,216, $5,275,562, and $4,724,440, on
January 3, 2000 and July 31, 2000 and 2001, respectively. In July 2000, this note was amended to extend the due date of $4,724,440 to July 31, 2001. Secured by a first trust deed on all assets of the Company. See (a) & (e) below.
                                                                                       4,724,440              2,391,940


Note payable to a private investor, non-interest bearing, non-amortizing,  due on  September  30,  2001.  3,000 shares of the  Company's  common  shares were issued  in  connection  with the  transaction.  The  value of these  shares is
being amortized over the life of the note.    See (c) below.                           1,000,000              1,000,000

Note payable, non-amortizing,  interest accruing at 19.98% payable monthly due
December 2002.  See (k) below.                                                                 -                800,000

                                                                                       December 31,          December 31,
                                                                                           2000                  2001

Note  payable,  non-amortizing,  non-interest  bearing due July 2003.  See (l)
below.                                                                                         -                350,000

8% Convertible debentures, non-amortizing, interest accruing at 8% per year payable monthly, due July 17, 2003. The balance is net of unaccreted discount of
$0, arising from the beneficial conversion feature of the
debentures.  See (d) & (m)below.                                                         937,503                      -

13% Convertible debentures, non-amortizing,  interest accruing at 12% per year
payable monthly, due July 31, 2003.  See (g) & (m) below.                                      -                 75,000

Notes  payable,  non-interest  bearing  payable  in  monthly  installments  of
$15,000,  due  November  2003  and  February  2004.  The  balance  is  net  of
unaccreted discount of $60,090.  See (i) below.                                                -                369,872

Note  payable,  interest  accruing at 10% payable in monthly  installments  of
$14,000, due July 2003.  See (j) below.                                                        -                 94,102

Notes  payable,  interest  accruing at 9% payable in monthly  installments  of
$1,244 and $980, respectively, both notes due May 31, 2002.                               35,184                 10,877
Line of credit,  interest  accruing  at 9%,  interest  only  payable  monthly,
maximum limit $100,000, principal due April 1, 2002.                                      90,000                 90,000

                                                                                      11,787,127             10,181,791
    Less current installments                                                          5,748,946              2,890,215
                                                                                 ----------------       ---------------
                                                                                  $    6,038,181              7,291,576
                                                                                 ================       ===============

          (a) On August 1, 1999, a $19,000,000 note issued in connection with the acquisition of the Predecessor was amended as follows: i) $9,625,088 of the note became interest free in exchange for $76,000 cash, 34,375 warrants to acquire common shares at $48 per share and revised payment due dates of $386,776 on August 11, 1999, $4,172,476 on January 3, 2000 and $5,065,836 on July 31, 2000, and ii) $9,374,912
          retained its 9% interest rate and became due as follows: $3,739,008 on August 11, 1999, $701,740 on January 3, 2000 and $4,934,164 on July
          31, 2000. The costs associated with the amendment and the fair value of the warrants issued have been deferred and recognized as an adjustment to the notes' interest rate on a prospective basis from August 1, 1999. The fair value of the warrants issued was estimated to be $401,324 based on the Black-Scholes option pricing model using the following assumptions: dividends yield of zero; expected volatility 20%; risk free interest rate 4.61%; and expected life of 4 years.

          (b) On December 30, 1999, the Company issued $5,000,000 of 13% convertible debentures due February 24, 2005. The debentures were issued with detachable warrants to acquire 25,000 common shares at $41.68 per share and 25,000 common shares at $50.00 per share. The fair value of the warrants, $670,409, was recorded as a deferred financing cost and a credit to additional paid-in-capital. The following assumptions were used in the Black Scholes pricing model: expected volatility of 20%, risk free interest rate of 5.11%, and the expected life of the warrants of 4 years. The amortization of such deferred financing cost results in an effective interest rate of 15.8%. In addition, the debentures are convertible to common stock at an initial conversion ratio of 40:1 (adjustable based on certain anti-dilution rights), or a total of 125,000 common shares. The intrinsic value of the beneficial conversion feature, $562,000, has been recorded as a credit to additional paid-in-capital and a discount to the related debt. The fair value of the Company's common stock is based on its quoted market price. Such discount was recognized as interest expense over the period up to the initial conversion date, September 30, 2000. Under the terms of the debenture purchase agreement, the Company has granted demand and piggy-back registration rights, at the Company's expense, for the resale of any shares received upon conversion or exercise of the debentures or warrants. The Company is also obligated to adjust the number of shares issuable under the convertible debentures and warrants if it issues additional shares of common stock under the following scenarios: (i) the Company issues shares for less than $40.00 in cash, in which case the debenture shall be convertible at the lower price or (ii) the Company issues shares without consideration in a transaction that results in the issuance of shares for consideration of less than $40.00 per share, in which case the debenture shall be convertible at a price adjusted to give effect to the lower value of the share issuance.

          In December 2001, in exchange for the amendment of certain terms in the debenture agreements, the Company agreed to (i) issue 168,750 shares of the Company's common stock to the above convertible debenture holder, (ii) reduce the conversion price to $3.00 per share,
          (iii) accelerate payment of certain deferred interest payments, (iv) reduce the warrant exercise price to $12.00, (v) effect a 4:1 reverse stock split on or before June 30, 2002, and (vi) restrict the amount of equity securities issued by the Company. The debenture holder agreed to (i) eliminate the "full ratchet" anti-dilution provision and
          (ii) amend the certain debt coverage ratios. The debenture holder retained certain anti-dilution rights that would allow it to maintain its proportion ownership percentage.

          (c) On March 31, 2000, the Company obtained an additional $750,000 loan from Private Investment Company, Ltd., bringing the total of the promissory note to $1,000,000. The note is an interest-free, non-amortizing, promissory note to be repaid no later than September 30, 2001. Financing costs of 3,000 common shares valued at $50.00 per share were paid in connection with this loan and are being amortized to interest expense over the life of the loan.

          (d) On July 17, 2000, the Company issued a three-year $1,000,000 convertible debenture in connection with the purchase of the Portland acquisition at an interest rate of 8%, payable in monthly installments. The debenture is convertible into 20,833 shares of our common stock upon election of the holder at any time between the first anniversary of the closing date and the due date. The intrinsic value of the beneficial conversion feature, $115,000 was recorded as a credit to additional paid-in-capital and a discount to the carrying value of the debentures. The discount is being accreted to the redemption price of the debentures and results in an effective interest rate of 11.8%. Upon our notification of our intention to redeem the debenture, the holder has the right to convert the debenture, or accept the cash payment and receive a warrant to purchase shares of our common stock calculated by dividing the then principal amount by $48.00 at the time of the redemption. The warrant shall be exercisable until July 2003. We granted the purchaser piggyback registration rights pursuant to which we agreed to register the purchasers' common stock in the event we file a registration statement, at our expense, to register any of our securities for our own account or for the account of other security holders.

          (e) On July 31, 2000, the Company restructured its note due to the Weintraub Trust. The Company i) repaid $1,297,778 ($1,024,000 carrying value) outstanding under its $2,000,000 acquisition note, ii) repaid $341,396 under the $19,000,000 acquisition note resulting in a remaining balance of $4,724,440 outstanding and extended the due date on such amount to July 31, 2001. In consideration for the extension of the due date, the Company guaranteed the difference between $47,250 and the aggregate cash to be received on the sale of 844 shares of the Company's common stock held by the Weintraub Trust monthly over the extension term (a total of 10,125 shares). As a result of the guarantee, the Company has paid and expensed $254,000 and $16,676, respectively, through December 31, 2001 and 2000. The Company has recorded a liability and deferred financing costs for the fair value of such guarantee and adjustments to such liability are recorded through interest expense.

          (f) In August 2001, the Company paid $2 million of its $4.7 million note payable and restructured the remaining $2.7 million of its original acquisition debt. The remaining $2.7 million became due and payable on January 2, 2002, along with a cash loan fee of $168,000. The restructured amount will accrue interest at 12% per annum, payable monthly. The Company also issued 13,750 shares of the Company's common stock valued at $224,000. The value of the shares and the cash loan fees was amortized to interest expense over the life of the note.

          (g) In August 2001, the Company borrowed $1,575,000 at 12% interest per annum, payable monthly, which was due and payable January 2, 2002. Of the principle amount, $75,000 represents a loan fee. The Company also issued 3,947 shares of the Company's common stock valued at $41,000 and a warrant to purchase up to 7,500 shares of the Company's common stock at $41.68 per share. The value of the shares and warrants and cash loan fees was amortized to interest expense over the life of the note. The debt is collateralized by certain assets of the Company.

          (h) In August 2001, the Company entered into a Memorandum of Understanding to convert its $1,000,000 note due to Private Investment Company, Ltd. on September 30, 2001 into a 12% convertible debenture with interest payable annually on September 30th of each year of the term. The debenture shall have a conversion price of $24.00 per share of the Company's common stock and a maturity date of September 30, 2004. The Company shall issue 2,500 shares of the Company's common stock valued at approximately $45,000. This transaction was not consummated as of December 31, 2001.

          (i) In November 2001, the Company issued non-interest bearing, notes payable of $360,000 and $70,000, respectively, in connection with professional services rendered due November 2003 and February 2004. The $360,000 note is amortizing at $15,000 per month. The Company also issued 25,000 shares valued at $72,000. The notes were discounted $65,000 to their approximate fair market value. The value of the shares and the discount is being amortized to interest expense over the respective lives of the notes. The carrying value of the notes payable at December 31, 2001 was $370,000. To the extent the Company complies with the terms of the notes, the note holder shall forgive the $70,000 obligation. The notes are collateralized by certain assets of the Company.

          (j) In November 2001, the Company issued a 10% amortizing, note payable of $120,000 in connection with professional services rendered due July 31, 2002. The debt is collateralized by certain assets of the Company.

          (k) In December 2001, the Company entered into an agreement to borrow a total of $1,500,000 for payment of Weintraub debt and working capital purposes. On December 28, 2001, the Company issued a 19.98% non-amortizing, note payable of $800,000 due December 28, 2002. Under the agreement, the Company may borrow an additional $700,000 at 19.98% due one year from the date of the note which would also be non-amortizing.

          (l) In December 2001, the Company executed an agreement with Mr. Weintraub and the Weintraub Trust ("Weintraub") to restructure the remaining $2.7 million of acquisition debt, previously due January 2002, at 12% interest per annum. On December 28, 2001, the Company paid Weintraub $333,000 of note principle, and agreed to amortize $963,000 over 18 months and make a lump-sum payment of $1,429,000 in July 2003. Also as a part of the agreement, the Company paid $168,000 in loan fees related to previous loan restructurings, issued a 13% non-amortizing, note payable of $350,000 due July 31, 2001 for additional loan fees related to this restructuring and issued Weintraub 75,000 shares of the Company's common stock valued to $126,000. The value of the shares and the cash loan fees is being amortized to interest expense over the life of the note. The Company and Weintraub further agreed to either mutual releases with insurers and/or Weintraub to forebear from suing insurers. (See Note 8(b) Litigation".) The Company also paid-out the remainder of all payments due over Weintraub's consulting agreement in the amount of $355,000 and terminated the agreement.

          (m) In December 2001, as a condition of the sale of certain assets related to its Portland, Oregon businesses (the "Oregon Assets"), the Company entered into an agreement to restructure and extend its $1,575,000 note payable at 12% previously due January 2, 2002 to a July 2002 due date. Under the agreement, $1,500,000 of the $1,575,000 note payable and the $1,000,000 convertible debenture, respectively, were assumed by the purchaser of the Oregon Assets. The debt holder exchanged the remaining $75,000 of the note for a 13% debenture convertible at $0.33333 per share maturing July 2002, subject to anti-dilution price protection, which in the event that the Company effects a reverse split of it common stock prior to July 31, 2002, the conversion price of the convertible debenture would not exceed $0.333333 per share (post split). Also, the Company issued the debt holder 75,000 shares of the Company's common stock valued at $120,000 and guaranteed the payment of the $1,500,000 assumed note. The value of the shares is being amortized to interest expense over the life of the debenture.

          The aggregate maturities of long-term borrowings after consideration of unaccreted discount at December 31, 2001 are as follows:

               2002                      $          2,890,215
               2003                                 2,222,796
               2004                                    68,780
               2005                                 5,000,000
               2006 and thereafter                          0
                                                            -

                                         $         10,181,791


(6)  Shareholders' Equity

     (a)  Common Stock

          In January 1999, Neptune Society, Inc., the Successor, issued 250,000 shares of common stock at $0.80 per share in a private placement. In addition, four share purchase warrants were issued with each share. In April 1999, the Company received gross proceeds of $800,000 from the exercise of the share purchase warrants. In July 1999, the Company entered into a private placement Agency Agreement for the sale of 145,834 shares of the Company's common stock at $48.00 per share. During 1999, 143,750 shares were sold under such agreement for gross proceeds of $6,900,000. The remaining 2,084 shares were sold for gross proceeds of $100,000 in January 2000. The Company paid an agency fee of $420,000 in connection with such private placement.

          Effective as of May 19, 2000, the Company's Board of Directors authorized and effected a 1 for 2 reverse split of its common stock. Per share amounts in the accompanying consolidated financial statements give retroactive effect to the reverse stock split.

          In July 2000, the Company entered into a private placement Agency Agreement for the sale of 125,000 shares of the Company's common stock at $56.00 per share. On August 9, 2000, the private placement was closed for gross proceeds of $7,000,000. The Company paid an agency fee of $75,000, legal fees of $7,500 and a finder's fee of 37,500 of the Company's common shares valued at $2,100,000 in connection with such private placement.

          Effective as of March 22, 2002, the Company effected a 1 for 4 reverse split of its common stock. Information contained in these consolidated financial statements gives effect to the reverse stock split.

     (b)  Stock Option Plan

          In 1999, the Board of Directors of the Company adopted the 1999 Stock Incentive Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), stock options non-qualified and deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Stock Option Plan, 225,000 shares are reserved for issuance. On December 31, 2001, 92,250 options to acquire common stock were granted at an exercise price of $3.64 to $10.00 per share, which was equal to the market value on such date. The options vest one year from the date of grant and expire three years from the date of grant. 35,438 options were canceled during 2001. At December 31, 2001 and 2000, 9,750 and 66,563 options, respectively, were available for grant.

          During the year ended December 31, 2000, 87,500 options to acquire common stock were granted at exercise prices ranging from $48.48 to $57.00 per share. The options vest one year from the date of grant and expire three years from the date of grant. In addition, 35,750 options were canceled during the year.

     (c)  Stock Compensation

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock based compensation plans. The following table is a summary of the Company's stock options outstanding as of December 31, 2000 and 2001 and the changes that occurred during the years ended December 31, 2000 and 2001.

                                               2000                                        2001
                             ------------------------------------------  --------------------------------------
                                Number of Shares     Weighted Average       Number of Shares   Weighted Average
                               Underlying Options     Exercise Prices      Underlying Options   Exercise Prices
                             ------------------------------------------  --------------------------------------
 Outstanding Beg of year           106,688             $  47.00                   158,438           $ 39.08
 Granted                            87,500             $  51.28                   484,296           $  5.40
 Cancelled                         (35,750)            $      -                   (35,438)          $     -
 Outstanding End of year           158,438             $  49.28                   607,296           $ 14.52
 Exercisable End of year            64,438             $  47.00                   275,256           $ 24.20
                             ------------------------------------------  --------------------------------------

          The following table further describes the Company's stock options outstanding as of December 31, 2001:

                                                Options
                         Number Options      Weighted Average             Weighted                Number
                         Outstanding at       Remaining Life       Average Exercise Price     Exercisable at
                       December 31, 2001    December 31, 2001        December 31, 2001      December 31, 2001
                       -----------------    -----------------        -----------------      -----------------
 $0 to $0.99                  2,500                2.80                 $    3.64                      -
 $1.00 to $1.99             392,046                9.50                 $    5.44                119,319
 $2.00 to $2.99              89,750                2.40                 $    5.44                      -

 Total                      484,296                8.15                 $    5.40                119,319

          SFAS 123 applies only to options granted since April 1, 1999. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates for awards under those plans, in accordance with SFAS 123, net earnings and earnings per share for the years ended December 31, 2000 and 2001 would have been as follows:

                                                              2000               2001
             Net loss            as reported              (8,839,166)     $ (10,151,168)
                                 pro forma               (10,396,000)     $ (12,563,891)

            Basic and diluted loss per common share
                                 as reported                   (4.98)     $       (5.09)
                                 pro forma                     (5.84)     $       (6.28)

          The fair value of the Company's stock options used to compute pro forma net earnings and earnings per share disclosures are the estimated present value at grant date using the Black-Scholes option-pricing model.

          The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model. The following weighted-average assumptions were used in the Black Scholes option-pricing model:

                                                   2000             2001
                                                   ----             ----
        Dividend yield                                    -             -
        Expected volatility                      30.5%-34.5%          32%
        Risk-free interest rate                  6.02-6.77%         6.00%
        Expected life of option                    3 years          3 years


          The weighted-average fair value of options granted during December 31, 2000 and 2001 was $11.36 and $5.00, respectively.

(7)  Acquisitions

     As described in Note 1, during 1999, the Company acquired all of the outstanding shares and caused to be acquired the limited partnership interests of the Predecessor Company. This transaction has been accounted for utilizing the purchase method of accounting and the results of operations of the acquired businesses have been included in the Company's results of operations from the respective dates of acquisition.

     The amounts and components of the purchase price and the allocation of the purchase price to assets and liabilities acquired are as follows:

       Cash (including $310,000 of transaction costs)    $    1,310,000
       Common Stock                                           5,000,000
       Fair value of $21,000,000 of notes issued             19,968,529
                                                         ------------------
                                                         $   26,278,529
                                                         ==================

       Property and equipment                            $      326,774
       Names and reputations                                 26,809,237
       Current liabilities                                     (857,482)
                                                         ------------------
                                                         $   26,278,529
                                                         ==================

     The fair value of the 125,000 common shares issued in connection with the purchase of the Predecessor was based on the market value of the Company's common stock before and after the acquisition.

     Accounting Principles Board Opinion No. 16, Business Combinations, requires that obligations to perform future services acquired in a purchase business combination be recorded by the acquiring company at the present value of the costs that will be incurred to perform the future services plus an allowance for normal profit on those costs to perform the future services. No purchase price consideration was allocated to the Predecessor's deferred service revenue as the future additional cash consideration to be received by the Company (in the form of trust proceeds) exceeds the fair value of the future services to be performed. In addition, because the Company had sufficient inventory to satisfy the Predecessor's pre-need merchandise sales, the fair value of the remaining commitment with respect to such merchandise is negligible.

     On December 31, 1999, the Company acquired a crematory in Spokane, Washington for $500,000 cash and 5,682 shares of common stock for a total purchase price of $749,998 under an asset purchase agreement and a non-compete agreement. The business combination was accounted for using the purchase method of accounting and the excess of the purchase price over the fair value of identifiable net assets acquired, $491,752, has been recorded as names and reputations. The purchase agreement also contains provisions for additional consideration to be paid based on future earnings of the acquired entity. In addition, the Company is obligated to pay additional consideration, not to exceed $125,000, based on the future market price of the Company's common stock. Amounts paid as additional consideration, if any, in accordance with the purchase agreement will be recorded as additional purchase price. Such amounts are not contingent upon employment of the seller with the Company. Pro forma results of operations for 1998 and 1999 as if the Spokane, Washington acquisition had occurred on January 1, 1998 are not significantly different from the reported operating results.

     In March 2000, the Company acquired all of the outstanding stock of the Cremation Society of Iowa, Inc. in exchange for 20,129 shares of the Company's common stock with a fair value of $1,000,000 and $110,000 in cash.

     In August, 2000, the Company renegotiated the purchase price for Cremation Society of Iowa to 12,077 shares of the Company's common stock, with a fair value of $640,000 at the date of the renegotiation, and $110,000 in cash. The renegotiated purchase price also includes certain earn out provisions based on gross revenues and EBITDA, and a price guarantee on the shares issued in the purchase such that their fair value will not be less than $640,000 on December 1, 2000. As of July 2000, the Company did not meet certain conditions of the agreement. As such, the Company was required to issue the former owners an additional 2,923 shares of its common stock valued at $158,000.

     In July 2000 the Company purchased all of the outstanding stock of Wilhelm Mortuary, Inc., certain assets of Heritage Memorial Society, LLC and Community Memorial Centers, LLC (Oregon businesses) in exchange for 78,327 shares of the Company's common stock value at $4,191,000, $500,000 in cash and a convertible debenture of $1,000,000 maturing on July 17, 2003. The debenture bears interest at 8% per year and is convertible into 20,833 shares of the Company's common stock at any time after July 2001, based upon a conversion price of $48.00 per share. The intrinsic value of the beneficial conversion feature, $115,000, was recorded as a credit to paid-in-capital and a discount to the carrying value of the debentures. The discount is being accreted to the redemption price of the debentures. This acquisition was accounted for as a purchase. Of the abovementioned 78,327 common shares issued, 7,762 shares relate to non-compete agreements with former owners of the acquired entities. The Company also issued 2,500 options exercisable at $49.60 per share, vesting July 1, 2001, and expiring July 1, 2003 to a certain former employee of the acquired entities.

     Pursuant to the Oregon businesses purchase agreement, if the value of the common stock (based on the average trading price for the 60 day period preceding the first trading day following July 17, 2001) issued to the former owners of the Portland Business was less than $3,885,000, we would pay the owners the difference between $3,885,000 and the value of the shares in cash or, at our option, common stock of Neptune Society. In August 2001, we issued 140,424 shares of common stock to the former owners of the Portland Business under this agreement.

     As described above, during the year ended December 31, 2000, the Company acquired all of the outstanding shares of the Cremation Society of Iowa and the Oregon businesses. These transactions have been accounted for utilizing the purchase method of accounting and the results of operations of the acquired businesses have been included in the Company's results of operations from the respective dates of acquisition.

     The amounts and components of the purchase price and the allocation of the purchase price to assets and liabilities acquired are as follows:

        Cash (including $93,620 of transaction costs)        $         703,620
        Common Stock                                                 5,103,419
        Fair value of $1,000,000 of note issued                        885,000
                                                             ------------------
                                                             $       6,692,039
                                                             ==================
       Current assets                                        $         66,009
       Property and equipment                                       1,805,585
       Names and reputations                                        4,618,165
       Non-compete agreement                                          487,674
       Current liabilities                                           (173,891)
       Long term debt                                                (111,503)
                                                             ------------------
                                                             $      6,692,039
                                                             ==================

     The purchase price of the above acquisitions was allocated to the net assets acquired based on management's estimate of the fair value of the acquired assets and liabilities at the dates of acquisition.

     The unaudited pro forma revenues and net loss, as if the acquisition of the Companies had occurred at the beginning of 2000, would have been $8,293,000 and $8,852,000, respectively.

     The unaudited pro forma results of operations does not necessarily reflect the results of operations that would have occurred had the combined companies constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

     Sale of Portland Assets

     During the fourth quarter 2001 as part of our overall business strategy to focus on our pre-need marketing and sales operations, we determined that it was in our best interest to restructure our Oregon operations to dispose of certain physical assets related to the Portland Business and the Portland Property for the purposes of (i) reducing the liabilities of Wilhelm Mortuary, Inc. to CMC and Green Leaf; and (ii) focusing our resources on marketing and selling pre-need contracts on a national basis using third party independent contractors to provide at-need services. Effective December 31, 2001, we sold substantially all of the assets related to the Portland Business and the Portland Property to Western Management Services, L.L.C., an Oregon limited liability company managed by Michael Ashe ("Western"), under the terms of an asset purchase agreement (the "Portland Purchase Agreement"). In connection with the acquisition of the Portland Business and the Portland Property (collectively, the "Portland Assets"), Mr. Ashe's employment agreement with Neptune Management was terminated in its entirety and Mr. Ashe entered into a consulting agreement with the Company to provide consulting services to us. Under the terms of the Portland Purchase Agreement, we agreed as follows:

          (i) Western would purchase the assets related to the Portland Business and the Portland Property in consideration of (a) assuming $1,500,000 of Wilhelm's obligations under the Green Leaf Note, (b) assuming Neptune Society's obligations under the CMC Debenture in the amount of $1,000,000, and (c) entering into a service agreement to provide Neptune Society at-need services in connection with pre-need services sold within 100 miles of Portland, Oregon;

          (ii) Wilhelm would (a) pay $75,000 of the principal balance due under the Green Leaf Note, (b) restructure terms of the Green Leaf Note to extend the due date to July 31, 2002, and (c) obtain the consent of Green Leaf related to Western's assumption of the obligations under the Green Leaf Note;

          (iii) Neptune Society and CMC would amend and restate the CMC Debenture to delete the conversion features of the CMC Debenture and obtain the consent of CMC related to Western's assumption of the obligations under the CMC Debenture; and

          (iv) Western's obligations are secured by a security interest in the asset of the Portland Business granted to Wilhelm and a deed of trust on the Portland Property, each of which is subordinate to Green Leaf's security interest and deed of trust and to CMC's deed of trust.

     In connection with our sale of the Portland Assets, we amended the terms of a $1 million convertible debenture issued to Community Memorial Centers, L.L.C., a limited liability company. David Schroeder, our Chief Operating Officer, President and Director, and Michael Ashe, our Former Vice President of Operations, are members of Community Memorial Centers, L.L.C.

     The sale of the Portland Assets was closed on March 12, 2002.

(8)  Commitments and Contingencies

     (a)  Leases

          The Company leases facilities under operating lease agreements expiring through November 2010. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates through 2012. Rent expense for the three months ended March 31, 1999, the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001 were $62,000, $318,000, $515,000 and
          $645,000, respectively.

          Future minimum lease payments under non-cancelable operating leases at December 31, 2001 are as follows:

              Year ending December 31:

                  2003                                    $           409,765
                  2004                                                239,803
                  2005                                                219,214
                  2006                                                160,883
                  Thereafter                                          251,875
                                                             -------------------
                                                          $         1,715,722
                                                             ===================

     (b)  Litigation

          During March 1998, the Department of Consumer Affairs, Funeral and Cemetery Division (the "Department") commenced an administrative proceeding alleging various statutory and regulatory violations arising from an incident occurring at the Heritage Crematory. This proceeding was settled by the Predecessor Company agreeing to sell its business by a date certain or surrender its funeral director's license. A sale of the Predecessor Company to Lari Corp, Inc. (see
          Note 1) was concluded in March 1999. The Department granted us a transfer of the funeral establishment license on July 22, 2000, with the same probationary terms and conditions applicable to the Neptune Group. These conditions require us to comply with the California regulatory requirements related to our business of providing cremation services and marketing pre-need plans for one year, or as long as Mr. Weintraub continues to be a shareholder of the Company.

          The Company was a defendant in litigation over the use of the service mark "Neptune Society" in certain geographic areas of southern California. The Company is currently prohibited from using such service mark in the disputed geographic areas and the plaintiff is seeking monetary damages in an unspecified amount. The Company believes the lawsuit is without merit and intends to defend the case vigorously. No provision has been made in the financial statements for the ultimate outcome of this uncertainty. Additionally, the Company is from time to time subject to routine litigation arising in the normal course of business. Management, with the advice of legal counsel, believes that the results of any such routine litigation or other pending legal proceedings will not have a material effect on the Company.

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

(9)  Income Taxes

     The Predecessor Company filed separate federal and state income tax returns for each of the combining entities. Since no taxes were due from the C corporations and any income taxes from the limited partnerships and the S corporation (other than state taxes on certain S corporation earnings) were the obligations of the partners or shareholders, no income taxes have been provided in the consolidated financial statements for periods through March 31, 1999.

     Income tax (benefit) expense for the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001 is summarized below.

                                                           1999            2000           2001
       Current expense:
       Federal                                         $       -               -              -
       State                                                 800             800              -
                                                       -----------     -----------    -----------
       Total current                                         800             800              -
                                                       -----------     -----------    -----------
       Deferred (benefit) expense:
       Federal                                          (217,629)        217,629               -
       State                                             (37,299)         35,699               -
                                                       -----------     -----------    -----------
       Total deferred                                   (254,928)        253,328               -
                                                       -----------     -----------    -----------
       Income tax (benefit) expense                    $(254,128)        254,128               -
                                                       ===========     ===========    ===========

     Income tax (benefit) expense differs from the expected statutory amount for the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001 as follows:

                                                                 1999              2000             2001
       Expected income tax expense (benefit)         $         (728,879)       (2,781,578)     (3,451,937)
       State income tax, net of federal benefit                (125,076)         (477,319)       (600,701)
       Nondeductible goodwill                                    377,682           592,632         832,602
       Change in valuation allowance                             200,773         2,822,093       2,780,000
       Other                                                      21,372            98,300       (440,036)
                                                        -----------------  ----------------  --------------
       Income tax (benefit) expense                  $         (254,128)           254,128               -
                                                        =================  ================  ==============

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 is presented below:

                                                                     2000                2001
                                                               -----------------     ---------------
        Deferred tax assets:
        Deferred revenue                                       $    2,628,372           3,976,400
        State taxes                                                                             -
                                                                          272
        Net operating loss                                          1,395,566           3,350,600
        Other                                                          23,333              84,600
                                                               -------------------   ---------------
        Total gross deferred tax assets                             4,047,543           7,411,600
                                                               -------------------   ---------------
        Valuation allowance                                        (3,022,866)         (5,802,600)
                                                               -------------------   ---------------
        Net deferred tax assets                                     1,024,677           1,609,000
        Deferred tax liability:
        Deferred commissions                                       (1,024,677)         (1,609,000)
                                                               -------------------   ---------------
        Net deferred taxes                                                  -                   -
                                                               ===================   ===============

     The Company's deferred tax asset is fully offset by a valuation allowance. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

     The net operating loss carryforwards for federal income tax purposes of approximately $8.7 million (federal) start to expire in the year 2019. State income tax loss carryforwards of approximately $3.0 million start to expire in the year 2004.


(10) Selected Quarterly Financial Data (Unaudited)

     The quarterly results of operations for fiscal 2001 and 2000 were as follows:

IN THOUSANDS, EXCEPT PER SHARE DATA
-----------------------------------

                                                      First        Second        Third         Fourth
                                                     Quarter       Quarter      Quarter       Quarter
                                                     -------       -------      -------       -------
FISCAL 2001:

Net revenues                                      $    2,689        3,184         3,854         3,302
Gross profit                                           1,304        1,797         2,250         1,416
Operating loss                                        (1,172)      (1,243)         (412)       (4,809)
Loss before cumulative effect of change
 in accounting principle                              (1,791)      (1,669)       (1,083)       (5,608)
Net loss                                              (1,791)      (1,669)       (1,083)       (5,608)
Basic loss per share cumulative effect
 of change in accounting principle                     (0.92)       (0.88)        (0.52)        (2.68)
Basic net loss per share (1)                      $    (0.92)       (0.88)        (0.52)        (2.68)


                                                      First        Second        Third         Fourth
                                                     Quarter       Quarter      Quarter       Quarter
                                                     -------       -------      -------       -------
FISCAL 2000:

Net revenues                                           1,602        1,664         1,992         2,430
Gross profit                                             651          631           747         1,208
Operating loss                                        (1,407)      (1,367)       (1,691)       (1,231)
Loss before cumulative effect of
 change in accounting principle                       (1,855)      (1,789)       (3,144)       (1,647)
Net loss                                              (2,259)      (1,789)       (3,144)       (1,647)
Basic loss per share before extraordinary
 item and cumulative effect of change in
 accounting principle                                  (1.12)       (1.04)        (1.72)        (0.88)
Basic net loss per share (1)                      $    (1.36)       (1.04)        (1.72)        (0.88)
-----------------------
(1)  Net income per share  amounts for each  quarter are required to be computed independently and may not equal the amount computed for the total year.
(2)  The Neptune  Group was  acquired  March 31,  1999.  As a result,  operating results for 1999 reflect the nine-month period ended December 31, 1999.


(11) Subsequent Events

     On January 2, 2002, the Company began operations out of its Colorado office.

     Effective as of March 22, 2002, the Company effected a 1 for 4 reverse split of its common stock. Information contained in these Consolidated Financial Statements gives effect to the reverse stock split.

     On March 27, 2002, the Company entered into a private placement agreement for the sale of 1,388,889 shares of the Company's common stock at $1.08 per share. On March 29, 2002, the Company received $1,400,000 of the $1,500,000 of gross proceeds due.

     On March 28, 2002, the Company paid $700,000 of its $1,000,000 PIC note payable (see Note 5).

(12) New Accounting Pronouncements

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24.4 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.7 million and $1.8 million, respectively, for the years ended December 31, 2000 and 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported on Form 8-K filed on February 12, 2002, as amended March 5, 2002, on January 25, 2002, KPMG LLP (the "Former Accountant"), was dismissed as independent certified public accountant and independent auditor for Neptune Society.

     The consolidated reports of the Former Accountant on Neptune Society and its subsidiaries' financial statements for either of the past two years did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except that the Former Accountant's report on the December 31, 2000 financial statement contained a separate paragraph stating that: "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     In a letter dated December 18, 2001, the Former Accountant informed Neptune Society that they noted certain matters involving Neptune Society's internal controls and its operations that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants ("AICPA"). The reportable conditions are related to:

     (a) the design and operation of internal controls over the systems and processes for recording deferred revenue and related deferred costs; and

     (b)  information   technology  to  track,  account,  and  monitor  accounts
receivable detail by customer for pre-need, at-need, and travel receivables, which the Former Accountant advised

Neptune Society that if not addressed in the near term, will likely become a material weakness to Neptune Society.

     Management has discussed the above matters with Neptune Society's board of directors and Neptune Society has authorized the Former Accountant to fully respond to the inquiries of Stonefield Josephson, Inc., regarding these matters. Neither Neptune Society's Board of Directors nor any committee of the Board of Directors has discussed the subject matter of the reportable conditions with the Former Accountant. However, the letter containing the reportable conditions was addressed to the Board of Directors. These conditions did not result in any disagreement or difference in opinion between Neptune Society and the Former Accountant.

     During Neptune Society's two most recent fiscal years and the subsequent interim period through January 25, 2002, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     On January 25, 2002 Neptune Society engaged Stonefield Josephson, Inc., as its independent auditor and independent certified public accountant. The decision to change accountants from the Former Accountant to Stonefield Josephson, Inc., was approved by the board of directors. During Neptune Society's two most recent fiscal years, and any subsequent interim period prior to engaging Stonefield Josephson, Inc., Neptune Society has not consulted Stonefield Josephson, Inc., regarding: (i) either (a) the application of accounting principles to a specified transaction, either completed or proposed; or (b) the type of audit opinion that might be rendered on Neptune Society's financial statements, and neither a written report was provided to Neptune Society or oral advice was provided that Stonefield Josephson, Inc., concluded was an important factor considered by Neptune Society in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)
(1) (iv) of Regulation S-K) or a reportable event (as described in paragraph 304
(a)(1)(v) of Regulation S-K).

     Neptune Society filed a current report on Form 8-K, as amended on March 5, 2002-, in substantially the form as this set forth in this Item 9, provided the Former Accountant with a copy of the disclosure and requested in writing that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements made by Neptune Society. A copy of the letter of the Former Accountant to the Securities and Exchange Commission, dated February 1, 2002 was filed as Exhibit
16.1 to the Form 8-K.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          SECTION 16(a) COMPLIANCE

     The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her Successor is appointed. The ages of the directors, executive officers and key employees are shown as of December 31, 2001.

                                                                                     Director/              Age
Name                                  Position                                       Officer Since
---------------------------------------------------------------------------------------------------------------
Marco P. Markin                       CEO and Director of each of Neptune Society,   June 1999               37
                                      Neptune of America, (since October) and
                                      Neptune Management (since June 1999)

David Schroeder (1)                   President, Chief Operating Officer Secretary   November 2000           55
                                      and Director of each of Neptune Society,
                                      Neptune of America and Neptune Management;
                                      President of Heritage Alternatives (since
                                      January 2001)

Gary R. Loffredo(2)                   Director of Neptune Society (since October     April 1999              39
                                      1999) and Neptune Management (since April
                                      1999)

Thomas J. Soucy(3)                    Director of each of Neptune Society (since     March 2000              43
                                      June 1999); Chief Financial Officer,
                                      Treasurer (from March 2000 to November 2000)
                                      of each of Neptune Society, Neptune of
                                      America, Neptune Management and Heritage
                                      Alternatives

Rodney Bagley (1)                     Chief Financial Officer, Treasurer,            November 2000           41
                                      Secretary and Director of each of Neptune
                                      Society, Neptune of America, Neptune
                                      Management and Heritage Alternatives

Gary I. Harris(4)                     Director of Neptune Society                    October 1999            61


Tom R. Camp (5)                       Director of Neptune Society                    June 5, 2001            47
---------------------------------------------------------------------------------------------------------------
(1)  Mr.  Schroeder  resigned as Secretary of all Neptune  Companies on March 6,
     2002, and was replaced by Mr. Bagley.
(2)  Mr. Loffredo resigned as a Director of Neptune  Management  effective as of
     March 7, 2002.
(3)  Mr. Soucy resigned effective as of January 18, 2002.
(4)  Mr. Harris resigned as a Director effective as of March 11, 2002.
(5)  Mr. Camp resigned effective as of February 27, 2002.


     Marco P.  Markin - Mr.  Markin  joined  Neptune  Society  full  time as our
Chairman of the Board and Chief Executive Officer in September 1999. From November 1994 to September 1999, Mr. Markin was the Executive Vice President of TPP Management Inc., a private investment company, having a diverse portfolio consisting of residential/commercial real estate, merchant banking, and securities. Expertise included corporate management, and corporate development, research and marketing. From January 1991 to November 1995, Mr. Markin was the founder and CEO of a commercial real estate company, which secured and managed a portfolio of 400,000 square feet of real estate. He was also the co-founder of one of the largest direct marketing companies in Canada, which was subsequently sold to the Financial Post. From 1985 - 1990, Mr. Markin was the founder and CEO of Markin Development Group, a growing development company focusing on construction of multi-family apartment buildings and commercial offices. Mr. Markin graduated from Bishop College in Montreal in 1982. He also attended the University of British Columbia's Science Program from 1982 - 1985.

     David L. Schroeder - Mr. Schroeder was appointed Chief Operating Officer of Neptune Society on June 1, 2000, as a Director and Secretary of Neptune Society in November 2000, and as President of all Neptune companies in January 2001. Prior to his work with Neptune, Mr. Schroeder worked as the CEO of Community Memorial Centers, LLC, an Oregon cremation services company from May 1998 to July 2000. He has served on the board of directors for The Loewen Group, Inc., from August 15, 1990 to May 1, 1993, he was president of Universal Memorial Centers from 1984 to 1993, president and COO of Skyline Memorial Gardens & Crematory, and he worked for 7 years as a licensed funeral director and embalmer. Mr. Schroeder has served on the board and as an officer of the Oregon State Funeral Directors Association and as Chairman of the Oregon State Mortuary-Cemetery Licensing Board.

     Rodney M. Bagley - Mr. Bagley has served as Director, Chief Financial Officer and Treasurer of Neptune Society, Neptune of America, Neptune Management and Heritage Alternatives since November 2000. Prior to his appointment at Neptune Society, Mr. Bagley served as Chief Financial Officer of Avalon Pictures, Inc., a subsidiary of Black Entertainment Television from 1993 to 1998 and was President of RMB Consulting from 1999 to September 2000. He also served as Assistant General Manager and Controller of District Cablevision, L.P., a subsidiary of Telecommunication, Inc. from 1988 to 1992. Mr. Bagley graduated from the University of Maryland at College Park with a B.S. in Accounting in 1986.

     Gary R.  Loffredo  - Since  November  1998,  Mr.  Loffredo  has  been  Vice
President of Investment Banking for BG Capital Group. BG Capital Group is a venture capital and merchant banking firm with offices in Florida and Canada. Prior to joining BG Capital, Mr. Loffredo began his career at Lehman Brothers in New York and Miami where he worked for 12 years. From April 1997 to December 1998, Mr. Loffredo served as President for Rome Supply Corp, a private construction company he founded based in Florida. Mr. Loffredo majored in finance, graduating from the University of South Carolina with a Bachelor of Science Degree in 1984. Mr. Loffredo resigned as a Director of Neptune Management effective as of March 7, 2002.

     Thomas J. Soucy - Mr. Soucy is a Director of Neptune Society. Mr. Soucy served as the Chief Financial Officer for Neptune Society, Neptune of America, Neptune Management and Heritage Alternatives from March 2000 to November 2000. Mr. Soucy has worked as an accounting supervisor for Hughes Aircraft Company from June, 1979 to June, 1984, progressed to the position of audit manager for Deloitte & Touche from June, 1984 to September, 1990, and as CFO of Englewood Park Cemetery and Green Hills Memorial Park from September, 1990 to January, 2000. Mr. Soucy is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the State Society of Certified Public Accountants, he has served on various boards of nonprofit organizations. He is also a member of the Internment Association of California and a past member of the International Cemetery and Funeral Association. Mr. Soucy resigned effective as of January 18, 2002.

     Gary I. Harris - Mr. Harris is the National Sales Manager of Neptune and a Director. Prior to joining Neptune in March 2000, Mr. Harris was the Senior Vice-President in charge of the print division at T.V. Fanfare Publication, an international advertising company, where he worked since 1985. He attended both the University of Toledo and New York University. Mr. Harris resigned as a Director effective as of March 11, 2002.

     Tom Camp - Mr. Camp's professional background ranges from holding a position as the Director of Programs for the Nebraska Safety Counsel to working as an attorney for Gang, Tyre, Ramer & Brown, Inc., an entertainment law firm, to his current position as CEO, Secretary and General Counsel of The Apogee Companies. Mr. Camp has been a part of the Apogee Companies, its predecessors and affiliates, since the company's formation in 1991. Mr. Camp is also Manager of Green Leaf Investors II, LLC. In addition to his current status at Apogee, Mr. Camp also currently serves as a Director of Hanna Car Wash Systems
International, LLC. Mr. Camp has also previously served as a Director of Micromonitors, Inc. Mr. Camp resigned effective as of February 27, 2002.

     Subsequent to December 31, 2001, we appointed  Anthony  George and Bryan G.
Symington Smith as directors to fill vacancies created as a result of the resignations of four members of our board.

     Bryan G. Symington Smith - Mr. Smith is currently serving as a Director for Neptune. He started his career in 1967 with Nesbitt Thomson, served as Vice President and Director of Draper Dobie Limited from 1973-1977, as Senior VP of Gardiner Watson Limited from 1977-1987. In 1990 Mr. Smith co-founded Burgundy Asset Management. Although Mr. Smith retired in 1998, he is currently serving as a director of several companies and non-profit organizations.

     Anthony George - Mr. George is currently serving as a Director for Neptune. Since 2000 he has been a Head Trader at Yorkton Capital in Ontario Canada, and is currently awaiting his approval to become a Senior VP with Yorkton. From 1986
- 2000 Mr. George was a Trader with Midland/Merrill Lynch in Canada, and was also nominated as the Vice President.

     None of our executive officers or key employees are related by blood, marriage or adoption to any director or other executive officer.


Board Committees

     Our board of directors has established the following committees:

     Audit Committee. The Company is in the process of appointing the Audit Committee. The Audit Committee will be responsible for reviewing our financial reporting procedures and internal controls, the scope of annual and any special audit examinations carried out by our auditors, the performance of our auditors, systems and controls established to comply with financial regulatory requirements and our annual financial statements before they are reviewed and approved by the Board. Such reviews will be carried out with the assistance of our auditors and our senior financial management.

     Compensation Committee. The Compensation Committee consists of three directors: Marco Markin, David Schroeder and Rodney Bagley. The Compensation Committee is responsible for the establishment and revision of our compensation policy, the review of the compensation (including stock options) of our senior management and its subsidiaries, and to make recommendations to the Board for adjustments to such compensation. The Committee is also responsible for the administration of our stock option plan and its benefit plans.

     Our compensation committee submits compensation recommendations to our board of directors for its approval. Compensation for our chief executive officer was determined considering his efforts in assisting in the development of our business strategy, the salaries of executives in similar positions, the development of business, and our general financial condition. Our Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.


BOARD AND COMMITTEE MEETINGS

     During 2001, the Board of Directors met 4 times including participants by telephone, and approved actions by written consent 14 times. Each director attended all of the Board meetings.

     To our knowledge, there are no arrangements or understanding between any of our executive officers of Neptune Society and any other person pursuant to which the executive officer was selected to serve as an executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

     The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2001:

    Name                    Reporting Person                          Form 3/# of       Form 4/# of       Form5/# of
                                                                      transactions     transactions      transactions
---------------------------------------------------------------------------------------------------------------------
Marco P. Markin             CEO and Director                             Late/1             N/A             Late/2

David Schroeder(5)          President, Chief Operating Officer           Late/1             N/A             Late/2
                            Secretary and Director

Gary R. Loffredo(1)         Director                                     Late/1             N/A             Late/1

Thomas J. Soucy(2)          Director                                     Late/1             N/A             Late/1

Rodney Bagley(6)            Chief Financial Officer, Treasurer           Late/1             N/A             Late/2
                            and Director

Gary I. Harris(3)           Director                                     Late/1             N/A             Late/1

Tom Camp (4)                Director                                     Late/1           Late/1             N/A
---------------------------------------------------------------------------------------------------------------------
1)   Mr. Loffredo resigned as a Director of Neptune  Management  effective as of
     March 7, 2002.
2)   Mr. Soucy resigned effective as of January 18, 2002.
3)   Mr. Harris resigned effective as of March 11, 2002.
4)   Mr. Camp resigned effective as of February 27, 2002.
5)   Mr. Schroeder resigned as Secretary effective as of March 6, 2002
6)   Mr. Bagley was appointed as Secretary effective as of March 6, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table


     The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the "named executives officers") for the fiscal years ended December 31, 1999, 2000 and 2001. The determination as to which executive officers were most highly compensated was made with reference to the amounts required to be disclosed under the "Salary" and "Bonus" columns in the table.

SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                                        Long-Term Compensation
                                                               -----------------------------------------
                                     Annual Compensation
                              --------------------------------------------------------------------------

                                                                      Awards

                                Salary   Bonus   Other Annual   Deferred   Securities     LTIP Payouts  All Other
                                                   Compens-     Compens-   Under-lying                 Compens-ation
Name and                                            ation        ation     Options/ SARs
Principal Position     Year       ($)     ($)        ($)          ($)         (#)                            ($)
---------------------------------------------------------------------------------------------------------------------
Marco Markin(1)        2001   $ 145,233      -   $  98,287      $ 54,767     159,432                    $      -


President, CEO and     2000   $ 120,000          $  83,000                    37,500
Director of Neptune
Society                1999   $  40,000


Emanuel Weintraub,(2)  2001           -      -   $ 587,325

Consultant to          2000           -          $ 240,000
Neptune of America
                       1999           -          $ 263,000


David Schroeder(3)     2001   $ 134,616      -   $  21,355      $ 38,263     149,432                    $ 62,189

Chief Operating        2000   $ 120,000      -           -                    18,750
Officer of Neptune
Society                1999           -

Gary Harris4)          2001   $  75,000      -   $ 134,619         7,500

National Sales         2000   $  75,000      -   $  78,000                     3,125
Manager of Neptune
Management             1999           -

Rodney Bagley(5)       2001   $ 161,737      -   $  23,355      $ 38,263     149,432                    $ 60,189

Chief Financial        2000   $  51,000      -           -                    18,750
Officer, Secretary
and Director of        1999           -
Neptune Society
---------------------------------------------------------------------------------------------------------------------



(1) Mr. Markin was appointed as an Officer and Director of our subsidiary companies n April 1999. He was appointed as Neptune Society's President and CEO in October 1999. In 2001, his annual was salary of $200,000 of which $54,767 was deferred. See "Employment Contract" section. In 2001, we paid
     Mr. Markin $98,287 for lease payments on his home and for personal use of an automobile.
(2) Mr. Weintraub was the President of the Neptune Group. The Neptune Group paid compensation of $430,000 to Mr. Weintraub in 1999. Mr. Weintraub also served as a consultant to the Company from April 1999 to December 2001.
     During that period, all of Mr. Weintraub's compensation was related to his consulting agreement with the Company.
(3)  Mr. Schroeder has served as our Chief Operating Officer since June 1, 2000.
     In 2001, his annual salary was $200,000 of which $38,263 was deferred.  See
     "Employment Contract" section. In 2001, we paid Mr. Schroeder $21,355 for lease payments for personal use of an automobile. Under his employment, Mr.
     Schroeder is entitled to $62,189 for lease payments on his home which have been deferred.
(4) In 2001, Mr. Harris earned a salary of $75,000 per year and a bonus in the form of sales commissions based on the number of Pre-Need Contracts sold by independent contractors that he manages at the rate of $10 per contract.
     Mr. Harris earned approximately $78,000 from sales commissions.
(5)  Mr.  Bagley was appointed  Chief  Financial  Officer of Neptune  Society in
     November 2000. In 2001, his annual salary was $200,000 of which $38,263 was deferred. See "Employment Contract" section. In 2001, we paid Mr. Bagley
     $23,355 for lease payments for personal use of an automobile. Under his employment agreement, Mr. Bagley is entitled to $62,189 for lease payments on his home which have been deferred.

Director and Officer Stock Option/Stock Appreciation Rights ("SARs") Grants

     Set forth below are the stock options we granted to our named executive officers in most recently completed fiscal year. Such stock options expire three years after the grant date. We did not grant any SARs during the most recently completed fiscal year ended December 31, 2001.

OPTION/SAR GRANTS IN LAST FINANCIAL YEAR


Individual Grants

                                                                        Market Value of
                                                                         Common Shares
                      Common Shares     % of Total                        Underlying
                      under             Options/SARs     Exercise or    Options on the
                      Options/SARs      Granted to       Base Price      Date of Grant       Expiration
                      Granted           Employees in     ($/Common      ($/Common Share)         Date
Name                  #                 Financial Year   Share)
------------------------------------------------------------------------------------------------------
Marco Markin             28,750               33%          $10.00            $10.00          June 2003
President, CEO and      130,681                            $ 4.40            $ 8.80          June 2010
Director of
Neptune Society

David Schroeder          18,750               31%          $10.00            $10.00          June 2003
Chief Operating         130,681                            $ 4.40            $ 8.80          June 2010
Officer of Neptune
Society

Gary Harris               7,500                2%          $10.00            $10.00          June 2003
National Sales
Manager of Neptune
Management

                                                                        Market Value of
                                                                         Common Shares
                      Common Shares     % of Total                        Underlying
                      under             Options/SARs     Exercise or    Options on the
                      Options/SARs      Granted to       Base Price      Date of Grant       Expiration
                      Granted           Employees in     ($/Common      ($/Common Share)         Date
Name                  #                 Financial Year   Share)
------------------------------------------------------------------------------------------------------

Rodney Bagley            18,750               31%          $10.00            $10.00          June 2003
Chief Financial         130,681                             $4.40            $ 8.80          June 2010
Officer of Neptune
Society

Gary Loffredo             2,500               >1%          $10.00            $10.00          June 2003
Director of Neptune
Society


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     There were no stock options or SARs exercised during the last fiscal year-end, and there were 275,256 vested options or SARs at December 31, 2001.


Long Term Incentive Plans

     No long-term incentive awards were made during the most recently completed fiscal years ended December 31, 1999, 2000 and 2001.


Defined Benefit or Actuarial Plan Disclosure

     We do not provide retirement benefits for the directors or officers.


Compensation of Directors

     None of our Directors received compensation for their service as directors during the fiscal years ended December 31, 2000 and December 31, 2001, except for Mr. Soucy who received $24,000.


Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

Employment Arrangements

     On June 6, 2001, the Company entered into employment agreements ("Agreement(s)") with Mr. Marco Markin, Chairman of the Board and Chief Executive Officer, Mr. David Schroeder, President and Chief Operating Officer, and Mr. Rodney M. Bagley, Executive Vice President-Finance and Chief Financial Officer (collectively "Officers"). The Agreements are substantially the same. The Agreements provide for each respective Officer's employment at their respective position or higher. The Agreements provide for employment through December 31, 2005.

     Under the Agreements, each respective Officer receives an annual base salary of $200,000 ($30,000 deferred subject to the Compensation Committee), up to 113,750 options to purchase, at a discount, shares of the Company's common stock vesting over the employment period, and a minimum annual bonus payments equal to 50% of base salary subject to the Company achieving certain performance based criteria. Our Compensation Committee determines the relevant performance measures, the amount of the annual bonus payment and when deferred basic salary payment will be made.

     During the employment period, the Officers receive employee benefits no less favorable than those provided to our other senior managers. The Agreements provide that if any Officer resigns with good reason or if we terminate their employment other than for cause or disability, then they will be entitled to receive an immediate lump sum cash payment and certain installment payments equal to the sum of:

     * accrued, but unpaid, base salary or other payment and vacation through the date of termination

     * two or three times their base salary, depending upon period of service, and

     * the higher of $500,000 or three times the highest annual bonus paid for any fiscal year during the employment period

     They will also receive continued benefits for the longer of three years or the remainder of the employment period. If any Officers' employment is terminated due to disability, or in the event of death, the Officer(s) or his estate will receive continued payments of the base salary for the remainder of the scheduled term of the Agreement less any disability benefits. If any Officers' employment is terminated for any other reason, he will be entitled to receive his accrued, but unpaid, base salary and other payments and vacation through the date of termination. The Company agreed to issue each of the Officers a signing bonus of up to 17,000 options to purchase shares of the Company's common stock at a discount.

     Under the Agreement, the respective Officer can not compete with us, or solicit our employees, during his employment term. In addition, if an Officer terminates employment without good reason during the employment period or is terminated by us for cause, the non-competition and non-solicitation continue for one year after the termination of employment.


Report on Repricing of Options/SARs

     We did not reprice any options or SARs outstanding during the most recently completed fiscal years ended December 31, 2000 and 2001.


Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     Our Compensation Committee consists of three directors: Marco Markin, a director and our President and Chief Executive Officer, David Schroeder, a director and our Chief Operating Officer, and Rodney Bagley, a director and our Chief Financial Officer. The Compensation Committee is responsible for the establishment and revision of our compensation policy, the review of the compensation (including stock options) of our senior management and its subsidiaries, and to make recommendations to the Board for adjustments to such compensation. The Committee is also responsible for the administration of our stock option plan and its benefit plans.

     The Compensation Committee determined the compensation paid to Marco Markin, our Chief Executive Officer, based on several factors, including the compensation paid to chief executive officers of similarly situated companies, our revenue growth and expansion growth over the past twelve months, our financial position, our success raising financing to meet our capital obligations and our financial performance. Mr. Markin did not participate in the determination of his compensation.

     Mr. Schroeder was a principal of the company we acquired our Portland Business from, and we entered into an employment agreement with Mr. Schroeder in connection with the acquisition. The determination of Mr. Schroeder's compensation was negotiated at arms' length prior to his appointment to our board of directors and the Compensation Committee. We subsequently sold our Portland Business effective December 31, 2002.


Incentive Stock Option Plan

     On October 8, 1999, shareholders of Neptune Society approved the 1999 Stock Option Plan, as approved by the Board of Directors on June 1, 1999. The Option Plan provides for the grant of incentive and non-qualified options to purchase up to 225,000 shares of Neptune Society common stock to our employees and such other persons as the Plan Administrator (which currently is the Board of Directors) may select. The Plan is intended to help attract and retain key employees and such other persons as the Plan Administrator may select and to give such persons an equity incentive to achieve the objectives of our shareholders.

     Incentive stock options may be granted to any individual who, at the time the option is granted, is an employee of Neptune Society or any related corporation. Non-qualified stock options may be granted to employees and to such other persons as the Plan Administrator may select. The Plan Administrator fixes the exercise price for options in the exercise of its sole discretion, subject to certain minimum exercise prices in the case of Incentive Stock Options. The exercise price may be paid in cash, certified check or cashier's check. Options will not be exercisable until they vest according to a vesting schedule specified by the Plan Administrator at the time of grant of the option.

     Options are non-transferable except by will or the laws of descent and distribution. Except as otherwise specified by the Plan Administrator or the employee's stock option agreement, vested but unexercised options terminate upon the earlier of: (i) the expiration of the option term specified by the Plan Administrator at the date of grant (generally ten years; or, with respect to Incentive Stock options granted to greater-than ten percent shareholders, a maximum of five years); or (ii) the expiration of ninety (90) days from the date of an employee epitome's termination of employment with Neptune Society or any related corporation for any reason whatsoever. Unless accelerated in accordance with the Plan, unvested options terminate immediately upon termination of employment of the optioned by us for any reason whatsoever, including death or disability.

     We have granted options exercisable to acquire a total of 210,875 shares of our common stock as follows:

                                         Number of Shares
                                         Acquirable Upon       Exercise       Expiration Date
          Grantee                            Exercise             Price
---------------------------------------------------------------------------------------------
December 31, 1999 Grants

     Sales Representatives                  14,500              $47.00            3 Years

     Directors, Employees and               53,125              $47.00            3 Years
      Trustees

March 2, 2000 Grants

     Employees                               9,750              $48.48            3 Years

May 31, 2000 Grants

     Trustees                                1,250              $56.00            3 Years

July 5, 2000 Grants

     Employees                              21,250              $53.00            3 Years

July 7, 2000 Grants

     Employees                               1,250              $55.72            3 Years

September 25, 2000 Grants

     Employees                              18,750              $55.00            3 Years

June 5, 2001 Grants

     Directors, Employees and Trustees      88,500              $10.00            3 Years

October 1, 2001 Grants

     Employees                               2,500              $ 3.64             3 Years

         Total                             210,875                ----                 ---
---------------------------------------------------------------------------------------------

Number of acquirable shares upon exercise includes 71,188 options that have been cancelled as of December 31, 2001.


Vesting Schedules

     Options granted to sales representatives vest over a period of three years and based on the number of contracts sold during the period from January 01 to December 31, each year as follows:

    Contracts Sold During Year          Total # of Shares Eligible for Vesting
              100-199                                    62.5
              200-299                                    125
              300-399                                    250
              400-499                                    500
              500-599                                    750
               600+                                     1,000

In addition, we may grant sales representatives options to acquire common shares that are not subject to performance requirements.

     Options granted under our Incentive Stock Option Plan to our directors, trustees and other employees generally vest pro rata over one to three years beginning on the date of grant.

     Options granted under provisions of certain executive employment agreements vest pro rata over the five year lives of the agreements.


Performance Graph

Set forth below is a graph comparing the cumulative total return to stockholders on the Company's common stock with the cumulative total return of the Nasdaq Composite Index for the period beginning on March 31, 2000 (the date the Company began to be actively traded on the Pink Sheets), and the years ended on December 31, 2000 and 2001.

                               [Performance Graph]

                                March 31,        December 31,      December 31,
                                  2000              2000              2001
                                  ----              ----              ----
The Neptune Society, Inc.         $100             $164.57            $7.41

Nasdaq Composite Index            $100             $100               $100


The total return on the common stock and the Nasdaq Composite Index assumes the value of the investment was $100 on March 31, 2000, and that all dividends were reinvested, although dividends have not been declared on the Company's common stock. Return information is historical and not necessarily indicative of future performance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

     To our knowledge, no shareholder beneficially owns more that 5% of Neptune Society's shares of common stock.

     The following table sets forth the ownership interest, direct and indirect, of our directors and named executive officers as of December 31, 2001:


                                                         Number of Common
Name of Director/Officer    Address                       Shares Owned        Percent of Class(1)
-------------------------------------------------------------------------------------------------
Gary R. Loffredo            102 NE 2nd St, Suite 777         9,375 (2)                (2)
Director                    Boca Raton, FL  33432

Gary I. Harris (8)          3500 W. Olive, Suite 1430
Director                    Burbank, CA 91505


                                                         Number of Common
Name of Director/Officer    Address                       Shares Owned        Percent of Class(1)
-------------------------------------------------------------------------------------------------

Marco P. Markin             3500 W. Olive, Suite 1430       92,899 (3)                3.8%(3)
CEO, President & Director   Burbank, CA  91505

Thomas J. Soucy(6)          3500 W. Olive, Suite 1430         None                      -
Director                    Burbank, CA  91505

Rodney Bagley(10)           3500 W. Olive, Suite 1430       58,523                    2.4%
CFO, Treasurer & Director   Burbank, CA  91505

David Schroeder (9)         3500 W. Olive, Suite 1430       61,334 (4)                2.5%(4)
COO, Secretary & Director   Burbank, CA  91505

Tom Camp (7)                4444 Lakeside Drive, Suite 340    None
Director                    Burbank, CA 91505

Officers and Directors                                      225,880 (5)               9.3%(5)
 as a group
(includes 6 persons)
-------------------------------------------------------------------------------------------------
*    Less than one percent (1%).
(1)  Based on 2,424,401 shares issued and outstanding as of March 28, 2002.
(2)  Consists of 9,375 shares of common stock that are acquirable  upon exercise of options within sixty (60) days of December 31, 2001.
(3)  Consists of 15,625 shares of common stock and 77,273 shares of common stock that are  acquirable  upon  exercise of options  within  sixty (60) days of
     December 31, 2001.
(4)  Consists of 5,529 shares of common stock and 58,523  shares of common stock that are acquirable upon exercise of options within
(5)  Consists of 21,154  shares of common  stock plus  204,727  options that are acquirable  upon exercise of options within sixty (60) days of December 31,
     2001.
(6)  Mr. Soucy resigned as a director effective on January 18, 2002.
(7)  Mr. Camp resigned as a director effective on February 27, 2002
(8)  Mr. Harris resigned as a director effective on March 11, 2002.
(9)  Mr.  Schroeder  resigned as Secretary of all Neptune  companies on March 7,
     2002
(10) Mr.  Bagley was  appointed  Secretary of all Neptune  companies on March 7,
     2002


     We have no knowledge of any arrangements, including any pledge by any person of securities of the Neptune Society, the operation of which may at a subsequent date result in a change in our control.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the transactions described below, none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, during the fiscal year ended December 31, 2001, or in any proposed transaction which has materially affected or will materially affect us.

     In December 2001, the Company executed an agreement with Mr. Weintraub, the former President of the Neptune Group of companies and the Weintraub Trust ("Weintraub") to restructure the remaining $2.7 million of acquisition debt, previously due January 2002, at 12%
interest per annum. On December 27, 2001, the Company paid Weintraub $333,000 of note principle, and agreed to amortize $963,000 over 18 months and make a lump-sum payment of $1,429,000 in July 2003. Also as a part of the agreement, the Company paid $168,000 in loan fees related to previous loan restructurings, issued a 12% non-amortizing, note payable of $350,000 due July 31, 2001 for additional loan fees related to this restructuring and issue Weintraub 75,000 shares of the Company's common stock valued to $126,000. See "Description of Business - Neptune Society Acquisitions - Neptune Group Acquisition - 2001 Neptune Group Debt Restructuring."


Green Leaf Bridge Loan

     In August 2001, Wilhelm Mortuary, Inc. obtained a bridge loan in the principal amount of $1,575,000 from Green Leaf Investors II, LLC a California limited liability company managed by Tom Camp, a director of Neptune Society, who resigned on February 28, 2002. See, "Description of Business - Oregon Acquisition" and "Green Leaf Bridge Loan."

Sale of Portland Assets

     Effective December 31, 2001, we sold substantially all of the assets related to the Portland Business and the Portland Property to Western Management Services, L.L.C., an Oregon limited liability company managed by Michael Ashe, our former Vice President of Operations, under the terms of an asset purchase agreement (the "Portland Purchase Agreement"). In connection with the acquisition of the Portland Business and the Portland Property, Mr. Ashe's employment agreement with Neptune Society was terminated in its entirety and Mr. Ashe entered into a consulting agreement with Neptune Management to provide consulting services to us. See "Description of Business - Oregon Acquisition - Sale of Portland Assets."


Restructuring of Green Leaf Bridge Loan

     In connection with our sale of the Portland Assets, we entered into a note extension and assumption agreement with Green Leaf, under which (i) we agreed to pay Green Leaf a fee of 75,000 shares of Neptune Society common stock; (ii) we granted Green Leaf piggy-back registration rights and preemptive rights related to the Green Leaf Consideration Shares; and (iii) we agreed to pay $75,000 of the principal due under the Green Leaf Note by Neptune Society issuing Green Leaf a convertible debenture in the principal amount of $75,000, due July 31, 2002, convertible into shares of common stock of Neptune Society at $0.333333 per share, subject to anti-dilution price protection, which in the event that the Neptune Society effects a reverse split of it common stock prior to July 31, 2002 the conversion price of the convertible debenture would not exceed $0.333333 per share (post split).

CMC Convertible Debenture Restructuring

     In connection with our sale of the Portland Assets, we amended the terms of a $1 million convertible debenture issued to Community Memorial Centers, L.L.C., a limited liability company. David Schroeder, our Chief Operating Officer, President and Director, and Michael Ashe, our Former Vice President of Operations, are members of Community Memorial Centers, L.L.C. See "Description of Business - Oregon Acquisitions - Sale of Portland Assets".

     We believe that the foregoing transactions were entered into terms as favorable as would have been entered into with unrelated third parties.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                              NEPTUNE SOCIETY, INC

                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                 Page

Independent Auditors' Report                                      60

Independent Auditors' Report                                      61

Audited Consolidated Financial Statements:

     Consolidated Balance Sheets                                  62

     Consolidated Statements of Operations                        63

     Consolidated Statements of Shareholders' Equity              64

     Consolidated Statements of Cash Flows                        65

     Notes to Consolidated Financial Statements                   66


(a)  Exhibits

     Exhibit
     Number         Description
     ------         -----------
      3.1(1)        Articles of  Incorporation  of L R Associates,  Inc.,  filed
                    January 4, 1985

      3.2(1) Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998

      3.3(1) Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999

     Exhibit
     Number         Description
     ------         -----------
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

     Exhibit
     Number         Description
     ------         -----------
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

     10.27(2)       Employment  Agreement  by and  between the Company and Marco
                    Markin

     10.28(2)       Employment  Agreement  by and  between the Company and David
                    Schroeder

     10.29(2)       Employment  Agreement  by and between the Company and Rodney
                    M. Bagley

     10.30(2) Memorandum of Understanding by and between the Company and Private Investment Company

     10.31(2)       Loan  Agreement   dated  August  8,  2001  with  Green  Leaf
                    Investors I, LLC, a California limited liability company

     10.32(2)       Warrant issued to Green Leaf

     10.33(2)       Guaranty issued to Green Leaf

     Exhibit
     Number         Description
     ------         -----------
     10.34(3)       Second Debt Restructuring Agreement

     10.35(3)       Third Debt Restructuring Agreement

     10.36 Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management Services, L.L.C., an Oregon limited liability company (the "Purchaser"), Wilhelm Mortuary, Inc., a corporation incorporated under the laws of the State of Oregon ("Seller"), and The Neptune Society, Inc., a Florida corporation, and Neptune Society of America, Inc., a California corporation .

     10.37 Service Agreement effective as of March 8, 2002, by and between Western Management Services, L.L.C., an Oregon limited liability company ("Service Provider"), and The Neptune Society, Inc., a Florida Corporation.

     10.38 Note Extension And Assumption Agreement effective as of January 31, 2002, and is made by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., an Oregon corporation, The Neptune Society, Inc., a Florida corporation, Neptune Society of America, Inc., a California corporation, and Green Leaf Investors I, LLC, a California limited liability company.

     10.39 Convertible Debenture in the principal amount of $75,000, due July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company.

     10.40 Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation.

     10.41          Form of CapEx, L.P. Debenture Amendment

     10.42          Form  of  D.H.  Blair  Investment  Banking  Corp.  Debenture
                    Amendment

     10.43          Form of Warrant Amendment

     Exhibit
     Number         Description
     ------         -----------
      21.1          List of Subsidiaries of the Registrant
---------------------
(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10Q (for the Period  ended June 30,
     2001) on August 14, 2001.
(3)  Previously filed as an exhibit to Form 10Q/A (for the Period ended June 30,
     2001) on August 20, 2001.


(b)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of The Neptune Society, Inc. in the capacities and on the dates indicated.


Signature                     Title                              Date



/s/ Marco Markin              Chief Executive Officer and        March 31, 2002
-------------------------     Director (principal executive
Marco Markin                  officer)



/s/ David Schroeder           Chief Operating Officer,           March 31, 2002
-------------------------     President and Director
David Schroeder


/s/Rodney Bagley              Chief Financial Officer,           March 31, 2002
-------------------------     Secretary and Director
Rodney Bagley                 (principal financial officer)


                              Director                           March ___, 2002
-------------------------
Bryan G. Symington Smith


                              Director                           March ___, 2002
-------------------------
Anthony George

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

     Exhibit
     Number         Description
     ------         -----------
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

     10.27(2)       Employment  Agreement  by and  between the Company and Marco
                    Markin

     10.28(2)       Employment  Agreement  by and  between the Company and David
                    Schroeder

     10.29(2)       Employment  Agreement  by and between the Company and Rodney
                    M. Bagley

     10.30(2) Memorandum of Understanding by and between the Company and Private Investment Company

     Exhibit
     Number         Description
     ------         -----------
     10.31(2)       Loan  Agreement   dated  August  8,  2001  with  Green  Leaf
                    Investors I, LLC, a California limited liability company

     10.32(2)       Warrant issued to Green Leaf

     10.33(2)       Guaranty issued to Green Leaf

     10.34(3)       Second Debt Restructuring Agreement

     10.35(3)       Third Debt Restructuring Agreement

     10.36 Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management Services, L.L.C., an Oregon limited liability company (the "Purchaser"), Wilhelm Mortuary, Inc., a corporation incorporated under the laws of the State of Oregon ("Seller"), and The Neptune Society, Inc., a Florida corporation, and Neptune Society of America, Inc., a California corporation .

     10.37 Service Agreement effective as of March 8, 2002, by and between Western Management Services, L.L.C., an Oregon limited liability company ("Service Provider"), and The Neptune Society, Inc., a Florida Corporation.

     10.38 Note Extension And Assumption Agreement effective as of January 31, 2002, and is made by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., an Oregon corporation, The Neptune Society, Inc., a Florida corporation, Neptune Society of America, Inc., a California corporation, and Green Leaf Investors I, LLC, a California limited liability company.

     10.39 Convertible Debenture in the principal amount of $75,000, due July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company.

     10.40 Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation.

     10.41          Form of CapEx, L.P. Debenture Amendment

     10.42          Form  of  D.H.  Blair  Investment  Banking  Corp.  Debenture
                    Amendment

     10.43          Form of Warrant Amendment

      21.1          List of Subsidiaries of the Registrant
---------------------
(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10Q (for the Period  ended June 30,
     2001) on August 14, 2001.
(3)  Previously filed as an exhibit to Form 10Q/A (for the Period ended June 30,
     2001) on August 20, 2001.