Form 10-Q
period 2002-03-31
NEPTUNE SOCIETY INC/FL
filed 2002-05-15
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                        Commission file number: 000-30480



                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                  59-2492929
-----------------------------------        -------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

   3500 W. Olive, Suite 1430
   Burbank, California 91505                               98105
-----------------------------------        -------------------------------------
       (Address of principal                            (Zip Code)
         executive offices)


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

3,818,400 shares of Common Stock, $0.008 par value, outstanding as of May 3, 2002.

                            The Neptune Society, Inc.
                                    Form 10-Q
                                      Index

                                                                            Page
                                                                            ----

PART 1 -- FINANCIAL INFORMATION................................................1

Item 1: Financial Statements...................................................1

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..................................15

Item 3: Quantitative and Qualitative Disclosures About Market Risk............23

PART II -- OTHER INFORMATION..................................................24

Item 1. Legal Proceedings.....................................................24

Item 2. Changes in Securities.................................................24

Item 3. Defaults Upon Senior Securities.......................................25

Item 4. Submission of Matters to a Vote of Security Holders...................25

Item 5. Other Information.....................................................25

Item 6. Exhibits and Reports on Form 8-K......................................25

Signatures....................................................................28

                         PART 1 -- FINANCIAL INFORMATION

Item 1: Financial Statements

                                  Neptune Society, Inc.
                               Consolidated Balance Sheets
                           March 31, 2002 and December 31, 2001

                                                      March 31, 2002         December 31, 2001
                                                       (unaudited)                (audited)
                                                    -------------------      -----------------
                 Assets
Current assets:
  Cash                                                $    768,002                 213,219
  Accounts receivable                                    2,409,981               1,751,276
  Prepaid expenses and other current assets                111,352                 113,644
                                                    -------------------      -----------------
                   Total current assets                  3,289,336           2,078,138

Property and equipment, net                                496,657                 548,469
Names and reputations, net                              24,364,472              24,364,472
Non compete agreements, net                                 36,250                  48,333
Deferred financing costs                                 1,326,958               1,539,132
Deferred charges and other assets                        4,991,602               4,343,159
                                                    -------------------      -----------------
                                                        34,505,274              32,921,704
                                                    ===================      =================
        Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt                      1,253,664               2,890,215
  Accounts payable                                       1,230,993               1,700,487
  Accrued and other current liabilities                  2,570,036               1,478,188
                                                    -------------------      -----------------
                   Total current liabilities             5,054,693               6,068,889

Long-term debt                                           2,198,661               2,291,575

Convertible debentures                                   5,760,000               5,000,000

Other long-term liabilities                              1,052,716               848,861

Deferred pre-need revenues                              13,842,492              11,688,952
                                                    -------------------      -----------------
                                                        27,908,562              25,898,278
Shareholders' equity:
  Common stock                                              19,074                  17,224
  Additional paid-in capital                            28,645,661              27,886,170
  Accumulated deficit                                  (22,068,023)            (20,879,968)
                                                    -------------------      -----------------
                   Total shareholders' equity            6,596,712               7,023,426
                                                    -------------------      -----------------
                                                      $ 34,505,274              32,921,704
                                                    ===================      =================

See accompanying notes to consolidated financial statements.

                              Neptune Society, Inc.
                      Consolidated Statements of Operations
                   Three Months ended March 31, 2002 and 2001


                                                             Three months       Three months
                                                             ended March        ended March
                                                              31, 2002            31, 2001
                                                             (unaudited)        (unaudited)
                                                            --------------     --------------
Revenues:
  Services and merchandise                                   $  2,511,334         2,241,688
  Management and finance fees                                     265,520           447,612
                                                            --------------     --------------
                                    Total revenues              2,776,855         2,689,300

Costs and expenses                                              1,389,040         1,385,150
                                                            --------------     --------------
                                    Gross profit                1,387,815         1,304,150

General and administrative expenses                             1,825,494         1,758,690

Amortization and depreciation expense                              76,095           541,305

Professional fees                                                 175,117           176,420
                                                            --------------     --------------
Total general and administrative expenses                       2,076,706         2,476,415
                                                            --------------     --------------
Loss from operations                                             (688,891)       (1,172,265)

Interest expense                                                  499,164           618,513
                                                            --------------     --------------
Loss before income taxes                                       (1,188,055)       (1,790,778)

Income tax expense                                                      -                 -
                                                            --------------     --------------
                                    Net loss                 $ (1,188,055)       (1,790,778)
                                                            ==============     ==============
Loss per share - Basic and Diluted                           $      (0.54)            (0.93)

Weighted average number of shares-
  Basic and Diluted                                             2,202,202         1,915,342


See accompanying notes to consolidated financial statements.

                                      Neptune Society, Inc.
                              Consolidated Statements of Cash Flows
                           Three Months ended March 31, 2002 and 2001


                                                                Three Months           Three Months
                                                               Ended March 31,        Ended March 31,
                                                                   2002                    2001
                                                                (unaudited)             (unaudited)
                                                               ---------------        ---------------
Net loss                                                        $(1,188,055)             (1,790,778)
Adjustments to reconcile net loss to net
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                    76,095                 541,305
    Accretion of discount on notes payable                            7,512                  28,750
    Non-cash interest & amortization of deferred
      finance costs                                                 280,703                 308,944
    Stock compensation                                               75,000                   1,365

    Change in operating assets and liabilities:
    Accounts receivable                                            (658,706)                (98,819)
    Prepaid expenses and other current assets                       171,180                (166,686)
    Deferred charges and other assets                              (254,484)               (565,346)
    Accounts payable                                               (469,494)               (299,054)
    Accrued and other liabilities                                    (2,879)                220,704
    Deferred preneed revenues                                     2,153,540               1,549,485
                                                               ---------------        ---------------
Net cash provided by (used in) operating activities:                190,412                (270,131)
                                                               ---------------        ---------------
Cash flows from investing activities:
  Purchases of property and equipment                               (11,218)                 (3,208)
  Acquisitions, net of cash acquired                                      -                       -
                                                               ---------------        ---------------
Net cash used in investing activities                               (11,218)                 (3,208)
                                                               ---------------        ---------------
Cash flows from financing activities:
  Payments on notes payable                                      (1,007,936)                 (5,922)
  Proceeds from issuance of debt, net                               200,000                       -
  Net proceeds of common stock issued                             1,183,525                       -
                                                               ---------------        ---------------
Net cash provided by (used in) financing activities                 375,589                  (5,922)
                                                               ---------------        ---------------
Net increase (decrease) in cash                                     554,783                (279,261)

Cash, beginning of period                                           213,219               1,065,339
                                                               ---------------        ---------------
Cash, end of period                                              $  768,002                 786,078
                                                               ===============        ===============
Supplemental disclosure of cash flow information -
  Cash paid during the period for Interest                          210,948                194,545
                                                               ===============        ===============


See accompanying notes to consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)


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

     As of March 31, 2002, the Company has a working capital deficit of $1.8 million. The working capital deficit included approximately $1.2 million of accrued expensed related to the Company's obligation to issue common stock pursuant to a private placement sales agreement which was subsequently issued in April 2002. The Company is currently exploring various financing alternatives to address such working capital deficiency.

(2)  Interim Financial Statements (Unaudited)

     Basis of Presentation

     The accompanying condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the Commission) for the year ended December 31, 2001, and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may by expected for the full year period.


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

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)


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

     During the three months ended March 31, 2002, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $14,000 and $6,000, respectively, related to the fiscal year 2001 cumulative effect of change in accounting principle adjustment.

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

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)


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

(3)  Computation of Earnings (Loss) Per Common Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2002, options to purchase 600,296 shares of common stock at prices ranging from $10.00 to $56.04 per share, 13% convertible debentures (which are convertible into 1,666,667 shares of common stock at $3.00 per share with detachable warrants to purchase 200,000 shares of common stock at $3.00 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

     For the three ended March 31, 2001, options to purchase 60,375 shares of common stock at prices ranging from $48.48 to $57.00 per share and 13% convertible debentures (which are convertible into 125,000 shares of common stock at $40.00 per share with detachable warrants to purchase 50,000 shares of common stock at prices ranging from $41.68 to $50.00 per share) and 8% convertible debentures (which are convertible into 20,833 shares of common stock at $48.00 per share) were not included in the computation of diluted loss per share because the effect would be antidilutive.

(4)  Shareholders' Equity

     Effective as of March 22, 2002, the Company's Board of Directors authorized and affected a 1 for 4 reverse split of its common stock. Per share amounts in the accompanying consolidated financial statements give retroactive effect to the reverse stock split.

     During the three months ended March 31, 2002, no options to acquire common stock were granted. In addition, 2,625 options were canceled during the three-month period.

     At March 31, 2002, 2,417,952 shares of the Company's common stock were issued and outstanding.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                                   (Unaudited)


(5)  Debt

     Long-term debt at March 31, 2002 and December 31, 2001, respectively, is as follows:

                                                                               March 31,       December 31,
                                                                                 2002              2001
                                                                            --------------    --------------
13% Convertible debentures, non-amortizing, interest accruing at 13%
per year payable monthly at 6.5% per year, due February 24, 2005.
See (b) below.                                                               $ 5,000,000        5,000,000

Note payable, non-amortizing, interest accruing at 9% per year on
$5,635,905 payable in monthly installments of $37,006. Non-interest bearing on $9,238,313. Balance due in three payments of $4,874,216,
$5,275,562, and $4,724,440, on January 3, 2000 and July 31, 2000 and
2001, respectively. In July 2000, this note was amended to extend the due date of $4,724,440 to July 31, 2001. Secured by a first trust deed
on all assets of the Company. See (a), (e) and (l) below.                      2,286,255         2,391,940

Note payable to a private investor, non-interest bearing, non-
amortizing, due on September 30, 2001. 3,000 shares of the
Company's common shares were issued in connection with the
transaction.  The value of these shares were amortized over the life of
the note. See (c) and (h) below.                                                 300,000         1,000,000

13.75% Convertible debentures, non-amortizing, interest accruing at
13.75% payable monthly, due March 2004. The balance is net of
unaccreted discount of $280,000.  See (k) below.                                 720,000           800,000

Note  payable, non-amortizing, non-interest bearing due July 2003.
See (l) below.                                                                   350,000           350,000

13% Convertible debentures, non-amortizing, interest accruing at 12%
per year payable monthly, due July 31, 2003.  See (d), (g) and (m) below.         75,000            75,000

Notes  payable, non-interest bearing payable in monthly installments of
$15,000, due November 2003 and February  2004. The balance is net of
unaccreted discount of $52,731.  See (i) below.                                  332,230            369,872

Note payable, interest accruing at 10% payable in monthly installments
of $14,000, due July 2003.  See (j) below.                                        54,440            94,102

                                                                               March 31,       December 31,
                                                                                 2002              2001
                                                                            --------------    --------------
Notes payable, interest accruing at 9% payable in monthly installments
of $1,244 and $980, respectively, both notes due May 31, 2002.                     4,400            10,877

Line of credit, interest accruing at 9%, interest only payable monthly,
maximum limit $100,000, principal due April 1, 2002.                              90,000            90,000

                                                                               9,212,325        10,181,791
                                                                            --------------    --------------
    Less current installments                                                  1,253,664         2,890,215
                                                                            --------------    --------------
                                                                             $ 7,958,661         7,291,576
                                                                            ==============    ==============


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

     (e) On July 31, 2000, the Company restructured its note due to the Weintraub Trust. The Company i) repaid $1,297,778 ($1,024,000 carrying value) outstanding under its $2,000,000 acquisition note, ii) repaid $341,396 under the $19,000,000 acquisition note resulting in a remaining balance of $4,724,440 outstanding and extended the due date on such amount to July 31, 2001. In consideration for the extension of the due date, the Company guaranteed the difference between $47,250 and the aggregate cash to be received on the sale of 844 shares of the Company's common stock held by the Weintraub Trust monthly over the extension term (a total of 10,125 shares). As a result of the guarantee, the Company paid $271,000 over the two years ended December 31, 2001. The Company recorded a liability and deferred financing costs for the fair value of such guarantee and adjustments to such liability were recorded through interest expense.

     (f) In August 2001, the Company paid $2,000,000 of its $4,700,000 million note payable and restructured the remaining $2.7 million of its original acquisition debt. The remaining $2.7 million became due and payable on January 2, 2002, along with a cash loan fee of $168,000. The restructured amount will accrue interest at 12% per annum, payable monthly. The Company also issued 13,750 shares of the Company's common stock valued at $224,000. The value of the shares and the cash loan fees was amortized to interest expense over the life of the note.

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

     (h) In March 2002, the Company repaid $700,000 of the $1,000,000 note payable due to Private Investment Company, Ltd. The Company agreed to repay the remaining $300,000 note balance the following month. Such payment was subsequently made in April 2002.

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

     (k) In December 2001, the Company entered into an agreement to borrow a total of $1,500,000 for payment of Weintraub debt and working capital purposes. On December 28, 2001, the Company issued a 19.98% non-amortizing, note payable of $800,000 due December 28, 2002. Under the agreement, the Company had the right to borrow an additional $700,000 at 19.98% due one year from the date of the note which would also be non-amortizing.

          In March 2002, the Company entered into an agreement to issue the holder of this note a 13.75% convertible debenture in the principal amount of $1,000,000 maturing in March 2004 in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. These debentures are convertible into 833,333 shares of the Company's common stock at $1.20 per share. The Company is obligated to issue 83,333 shares of common stock as a loan concession fee valued at $107,000. The convertible debenture has a beneficial conversion feature valued at $173,000. The debenture was recorded at its carrying value of $720,000. The $280,000 aggregated value of the loan conversion fee and the beneficial conversion fee is being amortized to interest expense over the life of the debenture. The effective interest rate is 33.6%. The debentures also has a mandatory conversion feature and a repayment penalty of 150%.

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

(6)  Income Taxes

     As a result of the Company's continuing losses, during the three months ended March 31, 2002, the Company did not recognize any tax benefit related to its tax net operating losses.

(7)  Subsequent Events

     In April 2002, the Company received $300,000 of stock subscriptions receivable at March 31, 2002, and issued 1,388,889 shares of the Company's common stock pursuant to a March 2002 private placement agreement.

     In April 2002, the Company became obligated to issue 64,448 shares of common stock to CapEx, L.P. and 42,992 shares of common stock to D.H. Blair Investment Banking Corp. at $1.08 per share in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. In addition, we issued 13.75% convertible debentures in the principal amount of $42,992 to stock to CapEx, L.P. and $28,661 to D.H. Blair Investment Banking Corp. in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The convertible debentures are convertible into common stock at $1.20 per share. The shares issued to CapEx, L.P. and D.H. Blair Investment Banking Corp. and the shares issuable upon conversion of the convertible debenture were registered for resale in the registration in which this prospectus was filed with the SEC.

(8)  New Accounting Pronouncements

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

     Other specific risks and uncertainties are set forth in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Our management has included projections and estimates in this quarterly report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     We are a provider of pure cremation services in North America. As of May 14, 2002, we operate 18 locations serving California, Colorado, Florida, Iowa, Oregon, New York and Washington. Our strategy is to grow by: (i) initiating start-up operations; (ii) selectively acquiring small, family-owned cremation service providers strategically located across the United States; (iii) operating all of our locations under one nationally branded name, "The Neptune Society" (where permitted); (iv) avoiding direct competition with the larger competitors in the death care industry by concentrating solely on marketing and selling cremation services and cremation products; and (v) improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization. We believe that implementing these initiatives are critical to achieving profitability and are our most important challenges in competing effectively in the death care industry.

     During the three months ended March 31, 2002 and 2001, respectively, we made no acquisitions. We opened an office in a suburb of Denver, Colorado in January 2002

     Effective March 22, 2002, we completed a consolidation of our share capital on a four share (old) for one share (new) basis (the "Reverse Split"). As a result of the Reverse Split our authorized capital was reduced from 25,000,000 shares of common stock to 6,250,000 shares of common stock, and our issued and outstanding share capital consisting of 9,697,604 shares of common stock was reduced to 2,424,401 shares. Information contained in this report gives effect to the Reverse Split.

                         SELECTED FINANCIAL INFORMATION

     The selected financial information presented below as of and for the three months ended March 31, 2002 and 2001 are derived from our unaudited condensed consolidated financial statements. The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes. Three Months Ended Three Months Ended March 31, 2002 March 31, 2001

                                           Three Months         Three Months
                                              Ended                 Ended
                                          March 31, 2002        March 31, 2001
                                          ------------------------------------
                                           (in 000's except per share amounts)
                                            (unaudited)          (unaudited)

INCOME STATEMENT DATA:

Total Revenue                               $     2,777          $     2,689
Gross Profit                                      1,388                1,304
General and Administrative Expenses               1,825                1,759
Professional Fees                                   175                  176
Amortization and Depreciation Expense                76                  541
Operating Loss                                     (689)              (1,172)
Interest Expense                                    499                  619
Net Loss                                         (1,188)              (1,791)
Loss per share                                       (0.54)               (0.93)
Weighted Average Number of Shares                 2,202                1,915

The following table set forth the Company's comparable financial information as a percentage of revenues:

Total Revenue                                       100%                 100%
Gross Profit                                         50%                  48%
General and Administrative Expenses                  66%                  65%
Professional Fees                                     6%                   7%
Amortization and Depreciation Expense                 3%                  20%
Operating Loss                                      -25%                 -44%
Interest Expense                                     18%                  23%
Net Loss                                            -43%                 -67%

BALANCE SHEET DATA:
                                           March 31, 2002      December 31, 2001
                                          ------------------------------------
                                           (in 000's except number of offices)
                                            (unaudited)          (audited)

Current Assets                              $     3,289          $     2,078
Current Liabilities                               5,055                6,069
Long-Term Debt                                    2,199                2,292
Convertible Debentures                            5,760                5,000
Shareholders' Equity                              6,597                7,023

OTHER FINANCIAL DATA:
Number of Offices                                    18                   18


THREE MONTHS ended March 31, 2002 compared with THE Three months ended March 31, 2001:

Results of Operations

     The following discussion compares the operations of the registrant for the three months ended March 31, 2002 to the operations of the registrant for the three months ended March 31, 2001.

Revenues
--------

     Effective on October 1, 2001, the Company adopted changes to its inventory management policy in an effort to reduce expenses related to storing certain delivered merchandise in connection with the sale of pre-need contracts. The Company will continue to deliver and store certain merchandise sold in connection with pre-need sales contracts as required by applicable law, but because this certain merchandise is identical in each pre-need contract, the Company will no longer segregate and specifically identify such merchandise by customer. As a result of this change in inventory management policy, the Company will not continue to recognize revenue on the sale of certain future pre-need merchandise sales. Merchandise and service sales of $1,977,000 were deferred during the quarter ended March 31, 2002. This change in inventory management is expected to result in an immediate improvement in the Company's cash flow. The Company anticipates recognizing cost savings of approximately $300,000 during the year ending December 31, 2002. See "Liquidity and Capital Resources."

     Cremation service and merchandise revenues were $2,511,000 for the three months ended March 31, 2002 compared to $2,242,000 for the same period in 2001, an increase of $269,000 or 12%. The increase was primarily due to increased travel plan sales, $731,000 during the quarter ended March 31, 2002, compared to $295,000 during the same quarter in 2001. This increase was partially off-set by a reduction in cremation revenues, resulting from our sale of our crematory business in Portland, Oregon.

     During the three months ended March 31, 2002 and 2001, merchandise and service sales of $1,977,000 and $1,558,000, respectively, were deferred as we did not meet our revenue recognition criteria. The $419,000 or 27% increase was primarily due to increased pre-need merchandise and service sales activity.

     In January 2002, we opened a new office in a suburb of Denver, Colorado. The Company did not acquire or open any new properties or offices during the first quarter of 2001. We operated 18 offices at March 31, 2002. The Company intends to open three additional offices during the year ending December 31, 2002.

     Cremation service and merchandise revenues generated by offices opened after December 31, 2000 were $44,000 for the quarter ended March 31, 2002 and $0 for the same period in 2001.

     Revenues earned for the three months ended March 31, 2002 and 2001 from trust fund management and finance fees were $266,000 and $448,000, respectively. The trust fund management and finance fees declined $182,000 or 41% resulting from decreased management fees due to reduced investment yields, and decreased finance fees due to increased paid-in-full sales versus installment sales.

Costs and Expenses and Gross Profit
-----------------------------------

     Direct costs and expenses were $1,389,000 or 50% of revenues for the three months ended March 31, 2002 compared to $1,385,000 or 52% of revenues for the comparable period in 2001. The $4,000 or 1% decrease was primarily attributable to reduced cremation costs resulting from the divestiture of the Portland, Oregon properties. These cost savings were partially off-set by costs to open a new office and increased variable costs related to travel revenues. The gross profit during the three months ended March 31, 2002 was $1,388,000 or 50% of total revenues compared to $1,304,000 or 48% for the comparable period in 2001, an $84,000 increase.

     The gross profit margin for the three months ended March 31, 2002 increased 6% over the comparable 2001 period. The increase was due in part to reduced fixed cremation costs resulting from the sale of our crematory in Portland, Oregon, offset by increased travel sales in the first quarter of 2002. The gross margin related to travel sales was higher than the Company's gross margin related to cremation services.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses for the three months ended March 31, 2002 were $1,825,000 or 66% of revenues. General and administrative expenses for the three months ended March 31, 2001 were $1,759,000 or 65% of revenues. General and administrative expenses increased $67,000 or 4% in the first quarter of 2002 compared to 2001 due primarily to additional costs associated with supporting an increased number of geographic locations. These increased costs were partially off-set by reduced general and administrative costs resulting from the sale of our crematory in Portland, Oregon.

Amortization and Depreciation Expenses
--------------------------------------

     Amortization and depreciation expenses were $76,000 and $541,000, respectively, for the three months ended March 31, 2002 and 2001. The decrease in amortization and depreciation expenses resulted from the adoption of FASB
Statements No. 141 and 142 and the divestiture of the Portland, Oregon properties. See "New Accounting Pronouncements."

Professional Fees
-----------------

     Professional fees were $175,000 or 6% of revenues for the three months ended March 31, 2002 compared to $176,000 or 7% of revenues for the three months ended March 31, 2001. Professional fees primarily related to general business matters and audit and tax services. Professional fees also include $83,000 of consulting fees paid by us to the former principal shareholder for marketing and sales consultation services in the first quarter 2001 and 0 in 2002 The consulting agreement with the former principal shareholder was terminated effective December 31, 2001.

Interest Expense
----------------

     Interest expense was $499,000 or 18% of revenues for the three months ended March 31, 2002 compared to $619,000 or 23% of revenues for the three months ended March 31, 2001. Interest expense decreased primarily due to the payment of certain acquisition debt, disposition of certain debt related to the sale of our Portland crematory and building and the July 2001 expiration of a "stock purchase guarantee" obligation related to a July 2000 restructuring of acquisition debt.

Net Loss
--------

     Net loss was $1,188,000  ($0.54 per share) and $1,791,000 ($0.93 per share)
for the three months ended March 31, 2002 and 2001, respectively. The net loss was primarily due to deferred net earnings

(deferred   revenues   less  deferred   costs)  of   $1,248,000   and  $995,000,
respectively, as we did not meet our revenue recognition criteria. The net loss related to each respective period differed for the reasons described above.

Liquidity and Capital Resources

     At March 31, 2002, we had current assets of $3,289,000, which is comprised of $768,000 in cash, $3,410,000 in accounts receivable and $111,000 in prepaid expenses and other current assets. We had total current liabilities of $5,095,000, comprised mainly of $1,231,000 in accounts payable, $2,570,000 in accrued liabilities, and $1,254,000 in the current portion of long-term debt. We had long-term debt of $2,199,000, convertible debentures with a carrying value of $5,760,000 and other long-term liabilities of $1,053,000. We also had deferred pre-need revenue of $13,842,000. We had a working capital deficit of $1,765,000 at March 31, 2002. Current liabilities include an expense accrual of $1,200,000 related to common stock purchased and paid for, but not issued at March 31, 2002. Such common stock was issued April 1, 2002.

As of March 31, 2002, we had the following debt obligations:

    Obligations as of March 31, 2002:                 Principal   Interest    Due
                                                         Due        Rate      Date

    Convertible debentures                          $  5,000,000   13.00%   February 2005
    Note payable (original acquisition debt)           2,286,255   13.00%   July 2003
    Note payable*                                        300,000    0.00%   September 2001
    Convertible debentures, net discount
    of $280,000                                          720,000   13.75%   March 2004
    Notes payable, net discount of $60,090               332,230   11.87%   November 2003
    Note payable                                         350,000   13.00%   July 2003
    Note payable                                          54,440   10.00%   July 2002
    Line of credit                                        90,000    9.00%   April 2002
    Convertible debentures                                75,000   13.00%   July 2002
    Notes payable                                          4,400    9.00%   May 2002

    Total Debt Obligations                             9,212,325
    Current Portion (Due over next 12 months)          1,253,664
                                                       ---------

    Long-term obligations                            $ 7,958,661
                                                      ==========

     * In March 2002, the Company repaid $700,000 of the $1,000,000 note payable due to Private Investment Company, Ltd. from the proceeds of a private placement. See "Subsequent Events." The Company agreed to repay the remaining $300,000 note balance the following month. Such payment was subsequently made in April 2002.

     We had net cash provided by (used in) operating activities of $190,000 and $(270,000) for the three months ended March 31, 2002 and 2001, respectively. Interest paid for the three months ended March 31, 2002 and 2001 was $211,000 and $195,000, respectively.

Subsequent Events

     In April 2002, we completed a private placement of 1,388,889 shares of common stock at $1.08 per share to raise $1,500,000 outside the United States to non-U.S. persons. The private placement was completed pursuant to an exemption from the registration requirements available under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). We used the proceeds to satisfy our obligation under a $1,000,000 note we issued to Private Investment Company, Ltd. We granted resale registration rights to the investors in the private placement.

     In May 2002, we completed a private placement of 13.75% convertible debentures due March 2004 in the principal amount of $1,000,000 to CCD Consulting Commerce Distribution AG, a non-U.S. person, outside the United States, in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share. The convertible debentures were issued in reliance upon an exemption from the registration requirements available under Regulation S of the Securities Act.

     In April 2002, we became obligated to issue 64,449 shares of common stock to CapEx, L.P. and 42,992 shares of common stock to D.H. Blair Investment Banking Corp. at $1.08 per share in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. In addition, we issued 13.75% convertible debentures in the principal amount of $42,992 to stock to CapEx, L.P. and $28,661 to D.H. Blair Investment Banking Corp. in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The convertible debentures are convertible into common stock at $1.20 per share. The securities were issued in reliance upon an exemption from registration available under
Section 4(2) of the Securities Act. We granted investor registration rights to CapEx L.P. and D.H. Blair Investment Banking Corp. in connection with the private placement.

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

Material Commitments--Short-term Funding Requirements

         Operating expenditures (incl. Working capital)       $17.7 million
         Interest payments                                      1.2 million
         Current portion of long-term debt                      2.3 million
         Capital expenditures                                   0.1 million
                                                              -------------
         Estimated total Short-term commitments                21.3 million
         Estimated total Cash from Operations                  19.7 million
         Estimated total Cash from Equity Sales                 1.5 million
         Estimated total Cash from Debt Proceeds                0.2 million
                                                              -------------
         Estimated net Cash Surplus                           $  .1 million
                                                              --------------

Net Cash Flow operations: Management's current year forecast for the year ending December 31, 2002 projects it will achieve approximately $2.0 million in positive net cash flows before the payment of debt and interest and capital expenditures. We anticipate generating cash from operations (cash receipts from sales and other income) of $19.7 million, and operating expenditures (cash expenditures) of $17.7 million.

Working capital: Management had a net working capital deficit of $1.8 million as of March 31, 2002. The deficit relates to the current portion of long-term debt of $1.3 million coming due. See "Liquidity & Capital Resources". The remainder relates to accounts payable of $1,230,993 and accrued expenses of $2,570,036 in connection with our on-going operations. The current portion of long term debt included a $800,000 bridge loan from Consulting Commerce Distribution AG ("CCD"). In April 2002, we completed a private placement of 13.75% convertible debentures, due March 31, 2004, in the principal amount of $1,000,000 to CCD in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of the Company at $1.20 per share.

Interest payments: We carry outstanding debt, including convertible debt, requiring annual cash interest payments of approximately $1.1 million, payable in monthly installments for the year ending December 31, 2002. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

Capital   Expenditures:   We  anticipate  capital   expenditures  to  amount  to
approximately $78,000 for the year ending December 31, 2002. These expenditures include office furniture and office and computer equipment.

     We anticipate that we may have to raise capital during the next 15 months to meet our obligations under the portions of long-term debt due. See "Liquidity and Capital Resources". If required, we intend to raise the capital required to fund our financing needs by issuance of debt and equity. There can be no assurance financing will be available or accessible on reasonable terms.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Our operations are subject to numerous laws, regulations and guidelines adopted by various governmental authorities in the jurisdictions in which we operate. Liabilities are recorded when liabilities are either known or considered probable and can be reasonably estimated. Our policies are designed to control risk upon acquisition through extensive due diligence and corrective measures taken prior to acquisition. We believe liabilities to be immaterial individually and in the aggregate.

We are party to other legal proceedings in the ordinary course of its business, but do not expect the outcome of any of other proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Changes in Securities.

     In February, 2002, the Company issued 25,000 shares, and cancelled 3,750 shares previously issued in October 2001, of Neptune Society common stock to Dorsey & Whitney LLP in connection with a fee restructuring agreement to restructure our obligations of approximately $460,000 in accrued and unpaid legal fees and expenses. The shares were issued in a private transaction pursuant to an exemption from the registration requirements available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

     In March,  2002,  the Company  issued  Green Leaf in a private  transaction
75,000 shares of common stock as a loan extension fee and a convertible debenture in the principal amount of $75,000 convertible into shares of common stock at $0.333333 per share, subject to certain anti-dilution rights in the event we completed a share consolidation. The shares and the convertible debenture were issued pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act.

     In March 2002, the Company issued CapEx 101,250 shares of common stock and DHB 67,500 shares of common stock in a private transaction as a debenture restructuring fee. The shares were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act.

     In March, 2002, the Company became obligated to issue 6,250 shares of our common stock in connection with the employment of certain senior staff. The shares will be issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act.

     Effective March 22, 2002, we completed a consolidation of our share capital on a four share (old) for one share (new) basis (the "Reverse Split"). As a result of the Reverse Split our authorized capital was reduced from 25,000,000 shares of common stock to 6,250,000 shares of common stock, and our issued and outstanding share capital consisting of 9,697,604 shares of common stock was reduced to 2,424,401 shares. Information contained in this report gives effect to the Reverse Split. The Reverse Split resulted in adjustments to the convertible debentures issued to CapEx, D.H. Blair and Green Leaf under the antidilution rights thereunder.

Subsequent Events

     In April 2002, we completed a private placement of 1,388,889 shares of common stock at $1.08 per share to raise $1,500,000. We used the proceeds to satisfy our obligation under a $1,000,000 note we issued to Private Investment Company, Ltd. The private placement was made to non-U.S. persons outside the United States pursuant to an exemption from the registration requirements available under Regulation S of the Securities Act.

     In April 2002, we completed a private placement of 13.75% convertible debentures in the principal amount of $1,000,000 to CCD Consulting Commerce Distribution AG, a non-U.S. person outside the United States, in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share. The Company became obligated to issue 83,333 shares of the Company's common stock as a loan conversion fee. These debentures automatically convert into common shares at $1.20 per share on March 31, 2004. The private placement was completed pursuant to an exemption from the registration requirements available under Regulation S of the Securities Act.

     In May 2002, the Company became obligated to issue 64,448 shares of common stock to CapEx, L.P. and 42,992 shares of common stock to D.H. Blair Investment Banking Corp. at $1.08 per share in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. In addition, we issued 13.75% convertible debentures in the principal amount of $42,992 to stock to CapEx, L.P. and $28,661 to D.H. Blair Investment Banking Corp. in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The convertible debentures are convertible into common stock at $1.20 per share. These debentures automatically convert into common shares at $1.20 per share on March 31, 2004. The private placement was completed in reliance upon an exemption from registration available under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter covered by this report.

The annual meeting of shareholders is scheduled for May 22, 2002.

Item 5. Other Information.

     During the quarter ended March 31, 2002, Tom Camp, Tom Soucy, and Gary Harris resigned as directors.

On May 8, 2002, the Company announced the appointment of Douglas Irving as the Company's Chief Operating Officer. Prior to joining Neptune, Mr. Irving had his own management consulting business. From 1997-1998, he served as Vice President of Operations for Service Corporation International, and from 1988-1996 Mr. Irving had several positions including Operations Controller for The Loewen Group, Inc. Mr. Irving is also a Licensed Funeral Director, holds a Bachelor of Commerce Degree from the University of British Columbia and is a Professional Accountant. To accommodate Mr. Irving's appointment David Schroder resigned as acting Chief Operating officer and will continue to serve as the Company's President.

Item 6. Exhibits and Reports on Form 8-K.


                                (a) EXHIBIT INDEX


  Exhibit
  Number   Description
  -------- ---------------------------------------------------------------------
  3.1(1)   Articles of Incorporation of L R Associates, Inc., filed January 4,
           1985
  3.2(1) Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998
  3.3(1) Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999

  Exhibit
  Number   Description
  -------- ---------------------------------------------------------------------
  3.4(1) Articles of Amendment of The Neptune Society, Inc. filed May 9, 2000, effecting a combination of the Corporation's shares of common stock
  3.5(1) Articles of Amendment of The Neptune Society, Inc. effective as of March 22, 2002, related to a combination of the Corporation's shares of common stock
  3.6(1)   Bylaws of Neptune Society (previously filed as Exhibit 3.5)
  10.1(1)  Form of Stock Option Plan
  10.2(1) Share Purchase Agreement dated for reference March 26, 1999 by and between Lari Acquisition Company, Inc., Emanuel Weintraub Inter Vivos Trust, Emanuel Weintraub, Neptune Management Corp., Heritage Alternatives, Inc., Neptune Pre-Need Plan, Inc. and Lari Corp.
  10.3(1) Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Stanley Zicklin
  10.4(1) Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman
  10.5(1) Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune Society and Stanley Zicklin
  10.6(1) Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune Society, Emmanuel Weintraub and Emmanuel Weintraub Inter Vivos Trust
  10.7(1) Interest Purchase Agreement dated for reference March 31, 1999 by and between Neptune Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Ft. Lauderdale, Ltd., Neptune-Nassau, Ltd., Neptune-Yonkers, Ltd.
  10.8(1) Interest Purchase Agreement dated for reference March 31, 1999 by and between Heritage Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.
  10.9(1) Consulting Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub
  10.10(1) Amendment to Consulting Agreement dated August 1, 1999 by and between
           Lari Acquisition Company, Inc. and Emanuel Weintraub
  10.11(1) $19,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition
           Company, Inc.
  10.12(1) Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari
           Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
  10.13(1) $2,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition
           Company, Inc.
  10.14(1) Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari
           Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
  10.15(1) Pre-Need Trust Agreement dated October 1, 1993 by and between Neptune
           Management Corp. and Sunbank/South Florida, N.A.
  10.16(1) Asset Purchase Agreement dated March 31, 1992 by and between Heritage
           Cremation Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub
  10.17(1) Form of Commissioned Contractor Agreement
  10.18(1) Agency Agreement dated for reference July 22, 1999 by and between
           Neptune Society and Standard Securities Capital Corporation
  10.19(1) Amendment to Agency Agreement dated August 5, 1999 by and between
           Neptune Society and Standard Securities Capital Corporation
  10.20(1) Form of Subscription Agreement
  10.21(1) Form of Registration Rights Agreement
  10.22(1) Debenture and Warrant Purchase Agreement dated November 24, 1999. 10.23(1) Form of Convertible Debenture

  Exhibit
  Number   Description
  -------- ---------------------------------------------------------------------
  10.24(1) Asset Purchase Agreement dated December 31, 1999, by and among
           Neptune Society, Crematory Society of Washington, Inc., and John C. Ayres.
  10.25(1) Asset Purchase Agreement dated March 15, 2000, by and among Neptune
           Society, Cremation Society of Iowa, Inc., Dave Noftsger, and John Bethel
  10.26(1) Asset Purchase Agreements and Merger Agreement dated July 5, 2000, by and among Neptune Society, Heritage Memorial, Community Memorial Centers, David Schroeder, and Michael Ashe
  10.27(1) Agency Agreement dated for reference July 31, 2000 by and between
           Neptune Society and Standard Securities Capital Corporation
  10.28(2) Employment Agreement by and between the Company and Marco Markin 10.29(2) Employment Agreement by and between the Company and David Schroeder 10.30(2) Employment Agreement by and between the Company and Rodney M. Bagley 10.31(2) Memorandum of Understanding by and between the Company and Private
           Investment Company
  10.32(2) Loan Agreement dated August 8, 2001 with Green Leaf Investors I, LLC, a California limited liability company
  10.33(2) Warrant issued to Green Leaf
  10.34(2) Guaranty issued to Green Leaf
  10.35(3) Second Debt Restructuring Agreement
  10.36(3) Third Debt Restructuring Agreement
  10.37(4) Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., a corporation incorporated under the laws of the State of Oregon, and The Neptune Society, Inc., a Florida corporation, and Neptune Society of America, Inc., a California corporation.
  10.38(4) Service Agreement effective as of March 8, 2002, by and between Western Management Services, L.L.C., an Oregon limited liability company, and The Neptune Society, Inc., a Florida Corporation.
  10.39(4) Note Extension And Assumption Agreement effective as of January 31,
           2002, and is made by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., an Oregon corporation, The Neptune Society, Inc., a Florida corporation, Neptune Society of America, Inc., a California corporation, and Green Leaf Investors I, LLC, a California limited liability company
  10.40(4) Convertible Debenture in the principal amount of $75,000, due
           July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company
  10.41(4) Debenture and Warrant Amendment Agreement effective as of
           December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation.
  10.42(4) Form of CapEx, L.P. Debenture Amendment
  10.43(4) Form of D.H. Blair Investment Banking Corp. Debenture Amendment 10.44(4) Form of Warrant Amendment
  10.45 Form of Debenture

---------------------
(1) Previously filed on February 12, 2001.
(2) Previously filed as an exhibit to Form 10-Q (for the Period ended June 30,
    2001) on August 14, 2001.
(3) Previously filed as an exhibit to Form 10-Q/A (for the Period ended June 30, 2001) on August 20, 2001.
(4) Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 1002.


(b) Reports on Form 8-K

  Form 8-K filed 2-1-02 regarding changes in registrant's certifying accountant Form 8-K filed 2-12-02 regarding change in inventory management policy
  Form 8-K Amendment No. 1 filed 3-5-02 regarding changes in registrant's certifying accountant
  Form 8-K filed 3-25-02 regarding reverse split

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending March 31, 2002 to be signed on its behalf by the undersigned duly authorized.

                                       THE NEPTUNE SOCIETY

                                       /s/ Marco Markin
May 15, 2002                           -----------------------------------------
                                       Marco Markin, Chief Executive Officer
                                       (Principal Executive Officer)


                                       /s/ Rodney M. Bagley
May 15, 2002                           -----------------------------------------
                                       Rodney M. Bagley, Chief Financial Officer
                                       (Principal Accounting Officer)