Form 10-Q
period 2002-06-30
NEPTUNE SOCIETY INC/FL
filed 2002-08-14
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

                        Commission file number: 000-30480



                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                  59-2492929
-----------------------------------        -------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

   4312 Woodman Avenue, 3rd Floor,
   Sherman Oaks, California 91505                         98105
-----------------------------------        -------------------------------------
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

3,920,531 shares of Common Stock, $0.001 par value, outstanding as of August 7, 2002.

                            The Neptune Society, Inc.
                                    Form 10-Q
                                      Index

                                                                            Page

PART 1  --  FINANCIAL INFORMATION..............................................1

Item 1: Financial Statements...................................................1

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................14

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........24

PART II  --  OTHER INFORMATION................................................25

Item 1.  Legal Proceedings....................................................25

Item 2.  Changes in Securities................................................25

Item 3.  Defaults Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of  Security Holders.................26

Item 5.  Other Information....................................................27

Item 6.  Exhibits and Reports on Form 8-K.....................................28

                         PART 1 -- FINANCIAL INFORMATION


Item 1: Financial Statements

                            The Neptune Society, Inc.
                      Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001


                                              -------------    -----------------
                                                June 30,         December 31,
                                                  2002               2001
                                               (unaudited)         (audited)
                                              -------------    -----------------
                  Assets
                  ------
Current assets:
   Cash                                      $    886,831              213,219
   Accounts receivable                          2,218,185            1,751,276
   Prepaid expenses and other
     current assets                               215,596              113,644
                                                  -------              -------
             Total current assets               3,320,612            2,078,139

Property and equipment, net                       539,270              548,469
Names and reputations, net                     24,374,713           24,364,472
Non compete agreements, net                        24,166               48,333
Deferred financing costs                        1,275,177            1,539,132
Deferred charges and other assets               5,642,955            4,343,159
                                                ---------            ---------
                                               35,176,893           32,921,704
                                               ==========           ==========

    Liabilities and Shareholders' Equity
    ------------------------------------
Current liabilities:
   Current portion of long-term debt              907,410            2,890,215
   Accounts payable                             1,388,698            1,700,487
   Accrued and other current liabilities        1,424,357            1,478,188
                                                ---------            ---------
             Total current liabilities          3,720,465            6,068,890

Long-term debt                                  2,069,005            2,291,575
Convertible debentures                          5,826,654            5,000,000
Other long-term liabilities                       996,158              848,861
Deferred pre-need revenues                     15,642,240           11,688,952
                                               ----------           ----------
                                               28,254,522           25,898,278

Shareholders' equity:
   Common stock                                     3,921                2,153
   Additional paid-in capital                  30,357,912           27,901,241
   Accumulated deficit                        (23,439,462)         (20,879,968)
                                               ----------           ----------
             Total shareholders' equity         6,922,371            7,023,426
                                               ----------            ---------

                                           $   35,176,893           32,921,704
                                               ===========          ==========

See accompanying notes to consolidated financial statements.

                            The Neptune Society, Inc.
                 Condensed Consolidated Statements of Operations
                Three and Six Months ended June 30, 2002 and 2001
                                   (Unaudited)

                                        ------------    ------------    -------------   ---------------
                                            Three           Three
                                            months          months
                                            ended           ended         Six months       Six months
                                           June 30,        June 30,       ended June       ended June
                                             2002            2001          30, 2002         30, 2001
                                        ------------    ------------    -------------   ---------------
Revenues:
   Services and merchandise           $   2,942,033       2,871,393        5,453,368         5,113,081
   Management and finance fees              173,364         312,546          438,884           760,158
                                        ------------    ------------    -------------   ---------------
                    Total revenues        3,115,397       3,183,939        5,892,252         5,873,239

 Costs and expenses                       1,428,494       1,386,622        2,817,534         2,771,772
                                        ------------    ------------    -------------   ---------------
                    Gross profit          1,686,903       1,797,317        3,074,718         3,101,467

 General and administrative expenses      2,188,258       2,154,197        4,013,751         3,912,887
 Amortization and depreciation expense       55,695         516,467          131,790         1,057,772
 Professional fees                          197,964         369,743          373,081           546,163
                                        ------------    ------------    -------------   ---------------

 Total general and admin expenses         2,441,917       3,040,407        4,518,622         5,516,822
                                        ------------    ------------    -------------   ---------------

  Loss from operations                     (755,014)     (1,243,090)      (1,443,904)       (2,415,355)
 Interest expense                           616,425         426,405        1,115,589         1,044,918
                                        ------------    ------------    -------------   ---------------
   Loss before income taxes              (1,371,439)     (1,669,495)      (2,559,493)       (3,460,273)
 Income tax expense                               -               -                -                 -
                                        ------------    ------------    -------------   ---------------

                    Net loss           $ (1,371,439)     (1,669,495)      (2,559,493)       (3,460,273)
                                        ============    ============    =============   ===============

 Loss per share - Basic and
Diluted                                $      (0.35)          (0.87)           (0.84)            (1.81)
 Weighted average number of shares-
   Basic and Diluted                      3,865,153       1,915,822        3,038,271         1,915,583

See accompanying notes to consolidated financial statements.

                            The Neptune Society, Inc.
                 Condensed Consolidated Statements of Cash Flows
                Three and Six Months ended June 30, 2002 and 2001
                                   (Unaudited)


                                                    ---------------    --------------    ---------------    ---------------
                                                     Three Months      Three Months        Six Months         Six Months
                                                      Ended June        Ended June         Ended June         Ended June
                                                       30, 2002          30, 2001           30, 2002           30, 2001
                                                    ---------------    --------------    ---------------    ---------------

Net loss                                             $(1,371,439)       (1,669,495)        (2,559,493)        (3,460,273)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
       Depreciation and amortization                      55,695           516,467            131,790          1,057,772
       Accretion of discount on notes payable             42,689            28,749             50,201             57,499
       Non-cash interest & amortization
        of deferred finance costs                        356,444           256,640            637,148            565,584
       Stock compensation                                 81,058           379,167            156,058            380,532
Change in operating assets and liabilities:
       Accounts receivable                               191,796          (979,729)          (466,909)        (1,078,548)
       Prepaid expenses and other current assets        (273,132)          126,791           (101,952)           (39,895)
       Deferred charges and other assets                (641,611)         (483,035)        (1,002,761)        (1,048,381)
       Accounts payable                                  157,705           (21,653)          (311,789)          (320,707)
       Accrued and other liabilities                       6,128           121,043            109,915            341,747
       Deferred pre-need revenues                      1,799,748         1,841,139          3,953,287          3,390,624
                                                      ----------        ----------         ----------         ----------
Net cash provided by (used in) operating activities:     405,082           116,085            595,494           (154,046)
                                                      ----------        ----------         ----------         ----------

Cash flows from investing activities:
  Purchases of property and equipment                    (87,206)           (4,321)           (98,424)            (7,529)
  Acquisitions, net of cash acquired                     (10,240)                -            (10,240)                 -
                                                      ----------        ----------         ----------         ----------
Net cash used in investing activities                    (97,446)           (4,321)          (108,664)            (7,529)
                                                      ----------        ----------         ----------         ----------

Cash flows from financing activities:
  Payments on notes payable                             (505,281)           (6,054)        (1,513,217)           (11,976)
  Proceeds from issuance of debt, net                          -                 -            200,000                  -
  Net proceeds of common stock issued                    316,475                 -          1,500,000                  -
                                                      ----------        ----------         ----------         ----------
Net cash provided by (used in) financing activities     (188,806)           (6,054)           186,783            (11,976)
                                                      ----------        ----------         ----------         ----------

Net increase (decrease) in cash                          118,829           105,710            673,612           (173,551)

Cash, beginning of period                                768,002           786,078            213,219          1,065,339
                                                      ----------        ----------         ----------         ----------
Cash, end of period                                  $   886,831           891,788            886,831            891,788
                                                      ==========        ==========         ==========         ==========
Supplemental disclosure of cash flow information -
  Cash paid during the period for Interest           $   217,293           227,290            428,241            421,835
                                                      ==========        ==========         ==========         ==========

 See accompanying notes to consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 and 2001

                                   (Unaudited)

(1)  The Business

     Neptune Society, Inc., (the "Company") a Florida Corporation, is the holding company for Neptune America, Inc., a California Corporation. On March 31, 1999, the Company acquired a group of private companies engaged in marketing and administering pre-need and at-need cremation services in California, Florida and New York. The business combination was accounted for using the purchase method of accounting, and the excess of the purchase price over the fair value of identifiable net assets acquired, $26,809,237, was recorded as names and reputations. Neptune Society, Inc. currently operates crematories in Los Angeles, California, Ankeny, Iowa and Spokane, Washington.

     As of  June  30,  2002,  the  Company  had a  working  capital  deficit  of
     approximately   $400,000.   The  Company  is  currently  exploring  various
     financing alternatives to address such working capital deficiency.

(2)  Interim Financial Statements (Unaudited)

Basis of Presentation

     The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2002 and 2001 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 2001, and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may by expected for the full year period.

     Summary of Significant Accounting Policies

     At-need cremation services--The Company recognizes revenue on at-need cremation services and merchandise sales at the time the services are provided and the merchandise is delivered.

     Pre-need cremation arrangements--The Company sells pre-need cremation services and merchandise under contracts that provide for delivery of the services at the time of need.

     Revenues related to pre-need cremation services are recorded as revenue in the period the services are performed.

     Prior to 2000, revenue related to merchandise sold with a pre-need cremation service arrangement was recognized upon meeting certain state regulatory criteria, which, in California and Washington may be prior to the performance of cremation services. The Company considered such criteria met when the Company was permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale, the merchandise was in a condition for its intended use and the Company did not retain any specific performance obligations essential to the functionality of the merchandise, the customer accepted the merchandise as evidenced by a written transfer of title to the customer and certificate of ownership, and, if the customer so requested, the Company stored the merchandise in an insured location on the customer's behalf until customer pick-up or the time of need, but no later than the customer's death. Customers that purchase pre-need cremation arrangements do not have cancellation rights with respect to the purchase of merchandise.

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond state regulatory requirements. As of January 1, 2000, the Company added the following criteria related to its revenue recognition policy for the sale of merchandise: (i) a definitive delivery date, (ii) stored merchandise is required to be segregated and specifically identified by customer, and
     (iii) a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. The Company shall defer pre-need merchandise sales until such time as the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. The Company recognizes revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of the Company's current revenue recognition policy criteria outlined above.

     Florida and New York do not allow the Company to deliver cremation merchandise prior to the provision of cremation services, and as such, revenue related to merchandise sold with a pre-need cremation arrangement in these states is not recognized until the merchandise is delivered, which is generally concurrent with the period services are performed.

     The Company is allowed under state regulations in Colorado, Illinois, Iowa, Washington, Oregon and Florida to retain certain cash receipts received related to services to be performed in the future. These cash receipts are recorded as deferred revenue and recognized when services are provided.

     During the three months ended June 30, 2002, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $9,000 and $4,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment. During the six months ended June 30, 2002, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $23,000 and $9,000, respectively related to the above-mentioned cumulative effect of change in accounting principle adjustment.

     Pre-need installment sales--The Company also sells pre-need cremation arrangements under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest. To the extent that cash received is not trusted, the Company accounts for this cash as deferred revenue until the transaction qualifies for revenue recognition under its accounting policies. Prior to January 1, 2001, due to the uncertainty of collections of these accounts, the Company recorded these transactions in accordance with its revenue recognition accounting policies as cash was received.

     Worldwide travel sales--The Company sells a worldwide travel assurance plan (the "plan") which guarantees the provision of cremation services anywhere in the world to the extent the plan holder is more than 75 miles away from their legal residence at the time of death. The plan is underwritten by a third party carrier who receives a premium payment, and is obligated to perform services if the above criteria is met. The Company recognizes revenue related to these plans at the time of sale. The Company also sells worldwide travel plans under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest.

     Commission income-- Under pre-need cremation services and merchandise arrangements funded through insurance purchased by customers from third party insurance companies, the Company earns a commission on the sale of the policies. Commission income, net of related expenses, is recognized at the point at which the commission is no longer subject to refund, generally 3 to 5 days after the contract is sold. Policy proceeds are paid to the Company as cremation services and merchandise are delivered.

     Direct and indirect costs--The Company expenses direct and indirect costs in the period incurred, with the exception of expenses specifically identifiable to individual pre-need cremation arrangements, such as commissions. Such expenses are recognized when the related pre-need merchandise and/or service revenues, respectively, are recognized.

(3)  Computation of Earnings (Loss) Per Common Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2002, options to purchase 607,296 of common stock at prices ranging from $10.00 to $56.04 per share, 13% convertible debentures (which are convertible into 1,666,667 shares of common stock at $3.00 per share with detachable warrants to purchase 200,000 shares of common stock at $3.00 per share) and 13.75% convertible debentures (which are convertible into 893,045 shares of common stock at $1.20 per share), were not included in the computation of diluted loss per share because the effect would be antidilutive.

     For the three and six months ended June 30, 2001, options to purchase 89,750 and 218,625 shares, respectively, of common stock at prices ranging from $48.48 to $57.00 per share and 13% convertible debentures (which are convertible into 125,000 shares of common stock at $40.00 per share with detachable warrants to purchase 50,000 shares of common stock at prices ranging from $41.68 to $50.00 per share) and 8% convertible debentures (which are convertible into 20,833 shares of common stock at $48.00 per share), were not included in the computation of diluted loss per share because the effect would be antidilutive.

(4)  Shareholders' Equity

     Effective as of March 22, 2002, the Company's Board of Directors authorized and affected a 1 for 4 reverse split of its common stock. Per share amounts in the accompanying consolidated financial statements give retroactive effect to the reverse stock split.

     In April 2002, the Company completed a private placement of 1,388,889 shares of common stock at $1.08 per share to raise $1,500,000. The Company received $1.2 million of the proceeds in March 2002. The Company received the remaining $300,000 in April 2002, and issued 1,388,889 shares of the Company's common stock pursuant to the private placement agreement. The Company granted resale registration rights to the investors in the private placement.

     In  May  2002,  the  Company   completed  a  private  placement  of  13.75%
     convertible debentures in the principal amount of $1,000,000 to CCD Consulting Commerce Distribution AG in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share. The Company became obligated to issue 83,333 shares of the Company's common stock as a loan conversion fee. These debentures automatically convert into common shares at $1.20 per share on March 31, 2004. The Company granted resale registration rights to this investor.

     In May 2002, the Company issued 64,448 shares of common stock to CapEx, L.P. and 42,992 shares of common stock to D.H. Blair Investment Banking Corp. at $1.08 per share in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The Company granted resale registration right to the investors.

     In May 2002, the Company issued 13.75% convertible debentures in the principal amount of $42,992 to CapEx, L.P. and $28,661 to D.H. Blair Investment Banking Corp. in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The convertible debentures are convertible into common stock at $1.20 per share. The Company granted resale registration right to the investors.

     In  May  2002,   the  Company  issued  6,250  shares  of  common  stock  as compensation in connection with the employment of certain senior staff.

     On May 31, 2002, the Company amended its Articles of Incorporation to increase the authorized capital to consist of 85,000,000 shares, including 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 share of preferred stock, $0.001 par value.

     During the three and six months ended June 30, 2002, no options to acquire common stock were granted. Zero and 2,625 options, respectively, were canceled during the three- and six-month periods ended June 30, 2002.

     At June 30, 2002, 3,920,531 shares of the Company's common stock were issued and outstanding.

(5)  Debt

     Long-term debt at June 30, 2002 and December 31, 2001, respectively, is as follows:

                                                                                       June 30,             December 31,
                                                                                        2002                   2001
13% Convertible debentures, due February 24, 2005.                                 $  5,000,000             5,000,000

Note payable, non-amortizing, interest accruing at 13%, due July 31, 2003.            2,123,393             2,391,940

Note payable to a private investor, non-interest bearing, non-amortizing,  due
on September 30, 2001.                                                                        -             1,000,000

13.75%  Convertible  debentures,  non-amortizing,  due March 2004. The balance
is net of unaccreted discount of $245,000. (c)                                          755,000               800,000

Note payable, 13% non-amortizing, due July 2003.                                        350,000               350,000

13% Convertible debentures, non-amortizing due July 31, 2002.                            75,000                75,000

Notes  payable,  due November  2003 and February  2004.  The balance is net of
unaccreted discount of $45,372.                                                         294,589               369,872

Note payable, interest accruing at 10%, due July 2002                                    75,948                94,102

Notes payable, interest accruing at 9%, due May 31, 2002.                                     -                10,876

Line of credit, interest accruing at 9%,  due April 1, 2002 (paid July 2002).            45,000                90,000

13.75% Convertible debentures, non-amortizing,  due April 2004. (b)                      71,653                     -

                                                                                       June 30,             December 31,
                                                                                        2002                   2001
Note  payable,  non-amortizing,   due  April  2005.  The  balance  is  net  of
unaccreted discount of $3,978. (a)                                                       12,486                     -
                                                                                      8,803,069            10,181,790
    Less current installments                                                           907,410             2,890,215
                                                                                      ---------            ----------

                                                                                   $  7,895,659             7,291,575
                                                                                    ===========            ==========


          (a) In April 2002, the Company issued an amortizing, non-interest bearing, note payable in the amount of $17,432 in connection with the purchase of a vehicle. The note was collateralized by the vehicle. The note was discounted to its approximate fair market value.

          (b) In May 2002, the Company issued 13.75% convertible debentures in the principal amount of $71,653 to certain convertible debt holders in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The convertible debentures are convertible into common stock at $1.20 per share.

          (c) In May 2002, the Company completed a private placement of 13.75% convertible debentures in the principal amount of $1,000,000 to CCD Consulting Commerce Distribution AG in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share. The Company became obligated to issue 83,333 shares of the Company's common stock as a loan conversion fee. These debentures automatically convert into common shares at $1.20 per share on March 31, 2004. The Company granted resale registration rights to this investor.

(6)  Income Taxes

     As a result of the Company's continuing losses, during the three and six months ended June 30, 2002, the Company did not recognize any tax benefit related to its tax net operating losses.

(7)  Subsequent Events

     In July 2002, the holder of a 13%, $75,000 convertible debenture due July 31, 2002 converted its debenture into 225,000 shares of the Company's common stock.

     In July 2002, the Company extinguished the $45,000 balance of its line-of-credit.

(8)  Contingent Liabilities

     The Company guaranteed the obligations of Wilhelm Mortuary, Inc. ("Wilhelm"), a wholly-owned subsidiary, to Green Leaf Investors I, LLC ("Green Leaf") in the principal amount of $1.5 million due July 31, 2002. This obligation was assumed by Western Management Services, LLC ("Western") in connection with the sale of the assets of Wilhelm. The Company remains obligated under its guarantee to Green Leaf, which is secured by a security interest granted in the Company's assets. On August 12, 2002, the Company received notice that Western and Green Leaf agreed in principle to extend the due date of the note to November 1, 2002.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24.4 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.8 million and $1.7 million, respectively, for the years ended December 31, 2001 and 2000. The Company has, as of June 30, 2002, completed the first step of determining the fair value of each reporting unit and comparing it to the reporting unit's carrying amount, and does not believe that an impairment exists.

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

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they occurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as "expects," "believe," "believes," "plans," "anticipate," "anticipates," "is anticipated," or stating that certain actions, events or results "will," "may," "should," or "can" be taken, occur or be achieved) are not statements of historical fact and may be "forward-looking statements." Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including our ability to expand our operations, our ability to manage an increasing number of sales offices, our ability to retain key management personnel and to continue to attract and retain skilled funeral home and crematory management personnel, our ability to comply with state and federal regulations, our ability to satisfy our debt obligations as they become due, changes in the death rate or deceleration of the trend towards cremation, the availability and cost of capital and general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

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

Overview

     We are a provider of cremation services in North America. As of August 1, 2002, we operate 19 locations serving Arizona, California, Colorado, Florida, Illinois, Iowa, Oregon, New York and Washington. Our strategy is to grow by: (i) initiating start-up operations; (ii) selectively acquiring small, family-owned cremation service providers strategically located across the United States;
(iii) operating all of our locations under one nationally branded name, "The Neptune Society" (where permitted); (iv) avoiding direct competition with the larger competitors in the death care industry by concentrating solely on marketing and selling cremation services and cremation products; and (v) improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization. We believe that implementing these initiatives are critical to achieving profitability and are our most important challenges in competing effectively in the death care industry.

     We have made no acquisitions since August 2000. We opened offices in the suburbs of Denver, Colorado and Chicago, Illinois in January 2002 and June 2002, respectively.

Effective March 22, 2002, we completed a consolidation of our share capital on a four share (old) for one share (new) basis (the "Reverse Split"). As a result of the Reverse Split, our authorized capital was reduced from 25,000,000 shares of common stock to 6,250,000 shares of common stock, and our issued and outstanding share capital consisting of 9,697,604 shares of common stock was reduced to 2,424,401 shares. Information contained in this report gives effect to the Reverse Split.

     On May 31, 2002, we amended our Articles of Incorporation to increase our authorized capital to consist of 85,000,000 shares, including 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 share of preferred stock, $0.001 par value. Information contained in this report gives effect to the amendment.


                         SELECTED FINANCIAL INFORMATION

     The selected financial information presented below as of and for the three and six months ended June 30, 2002 and 2001 are derived from our unaudited condensed consolidated financial statements. The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes.

                                                    Three        Three
                                                    Months       Months        Six Months    Six Months
                                                  Ended June   Ended June      Ended June    Ended June
                                                   30, 2002     30, 2001        30, 2002      30, 2001
                                                 ------------ ------------    ------------ -------------
(in 000's, except for per share                  (unaudited)  (unaudited)     (unaudited)   (unaudited)
information)
INCOME STATEMENT DATA:

Total Revenue                                   $    3,115       3,184           5,892         5,873
Gross Profit                                         1,687       1,797           3,075         3,101
General and Administrative Expenses                  2,188       2,154           4,014         3,913
Professional Fees                                      198         370             373           546
Amortization and Depreciation Expense                   56         516             132         1,058
Operating Loss                                        (755)     (1,243)         (1,444)       (2,415)
Interest Expense                                       616         426           1,116         1,045

                                                    Three        Three
                                                    Months       Months        Six Months    Six Months
                                                  Ended June   Ended June      Ended June    Ended June
                                                   30, 2002     30, 2001        30, 2002      30, 2001
                                                 ------------ ------------    ------------ -------------
(in 000's, except for per share                  (unaudited)  (unaudited)     (unaudited)   (unaudited)
information)
Net Loss                                            (1,371)     (1,669)         (2,559)       (3,460)
Loss per share                                  $    (0.35)      (0.87)          (0.84)        (1.81)

The following table set forth the Company's comparable financial information as a percentage of revenues:

                                                 Three
                                                 Months     Three Months      Six Months    Six Months
                                               Ended June    Ended June       Ended June    Ended June
                                                30, 2002      30, 2001         30, 2002      30, 2001
                                              ------------- --------------    ------------ --------------
Total Revenue                                     100%          100%             100%          100%
Gross Profit                                       54%           56%              52%           53%
General and Administrative Expenses                70%           68%              68%           67%
Professional Fees                                   6%           12%               6%            9%
Amortization and Depreciation Expense               2%           16%               2%           18%
Operating Loss                                    -24%          -39%             -25%          -41%
Interest Expense                                   20%           13%              19%           18%
Net Loss                                          -44%          -52%             -43%          -59%


BALANCE SHEET DATA:
(in 000's, except number of offices)            June 30,    December 31,
                                                  2002          2001
                                                  ----          ----
                                               (unaudited)   (audited)
                                               -----------   ---------

Current Assets                                $  3,321         2,078
Current Liabilities                              3,720         6,069
Long-Term Debt                                   2,069         2,292
Convertible Debentures                           5,827         5,000
Shareholders' Equity                          $  6,922         7,023

OTHER FINANCIAL DATA:
Number of Offices                                   19            18

THREE AND SIX MONTHS ended June 30, 2002 compared with THE Three AND SIX months ended June 30, 2001:

Results of Operations

     The following discussion compares our results of operations for the three and six months ended June 30, 2002 to our results of operations for the three and six months ended June 30, 2001.

Revenues

     Effective on October 1, 2001, we adopted changes to our inventory management policy in an effort to reduce expenses related to storing certain delivered merchandise in connection with the sale of pre-need contracts. We will continue to deliver and store certain merchandise sold in connection with pre-need sales contracts as required by applicable law, but because this certain merchandise is identical in each pre-need contract, we will no longer segregate and specifically identify such merchandise by customer. As a result of this change in our inventory management policy, we will not continue to recognize revenue on the sale of certain future pre-need merchandise sales. Merchandise and service sales of $3,953,000 were deferred during the six months ended June 30, 2002. Our change in inventory management is expected to result in an improvement in cash flow. We anticipate recognizing cost savings of approximately $300,000 during the year ending December 31, 2002. See "Liquidity and Capital Resources."

     Cremation service and merchandise revenues were $2,942,000 for the three months ended June 30, 2002 compared to $2,871,000 for the same period in 2001, an increase of $71,000 or 2.5%. The increase was primarily due to increased travel plan sales, $746,000 during the quarter ended June 30, 2002, compared to $593,000 during the same quarter in 2001. This increase was partially off-set by a reduction in cremation revenues. The reduction of cremation revenues was the result of our sale of our crematory business in Portland, Oregon.

     Cremation service and merchandise revenues were $5,453,000 for the six months ended June 30, 2002 compared to $5,113,000 for the same period in 2001, an increase of $340,000 or 6.7%. The increase was primarily due to increased travel plan sales, $1,478,000 during the quarter ended June 30, 2002, compared to $888,000 during the same quarter in 2001. This increase was partially off-set by a reduction in cremation revenues. The reduction of cremation revenues resulted primarily of our sale of our crematory business in Portland, Oregon. The six months ended June 30, 2001 included $389,000 of pre-need merchandise revenues as we met our revenue recognition criteria during the period.

     During the three months ended June 30, 2002 and 2001, merchandise and service sales of $1,967,000 and $1,849,000, respectively, were deferred as we did not meet our revenue recognition criteria. The $118,000 or 6.4% increase was primarily due to increased pre-need merchandise and service sales activity. The quarter ended June 30, 2001 included $389,000 of pre-need merchandise revenues as we met our revenue recognition criteria during the quarter.

     During the six months ended June 30, 2002 and 2001, merchandise and service sales of $3,953,000 and $3,407,000, respectively, were deferred as we did not meet our revenue recognition criteria. The $456,000 or 13.0% increase was primarily due to increased pre-need merchandise and service sales activity.

     We opened new offices in the suburbs of Denver, Colorado in January 2002 and Chicago, Illinois in June 2002. We did not acquire or open any new properties or offices during the same six month- period in 2001. We operated 19 offices at June 30, 2002. We intend to open two additional offices during the last half of 2002.

     Cremation service and merchandise revenues related to new office openings after December 31, 2000 were $102,000 and $58,000 for the three and six month periods ended June 30, 2002.

     Revenues earned for the three months ended June 30, 2002 and 2001 from trust fund management and finance fees were $173,000 and $313,000, respectively. The trust fund management and finance fees declined $139,000 or 44.5%, when compared to the same quarter in 2001. Trust fund management fees decreased $61,000 or 27.9% as a result of declining investment yields. Finance fees decreased $85,000 or 57.0% due to a decrease in pre-need contracts sold on an installment sales basis.

     Revenues earned for the six months ended June 30, 2002 and 2001 from trust fund management and finance fees were $439,000 and $760,000, respectively. The trust fund management and finance fees declined $321,000 or 42.3%, when compared to the first half of 2001. Trust fund management fees decreased $105,000 or 22.5% as a result of declining investment yields. Finance fees decreased $207,000 or 61.8% due to decrease in pre-need contract sold on an installment sales basis.

Costs and Expenses and Gross Profit

     Direct costs and expenses were $1,428,000 or 45.9% of revenues for the three months ended June 30, 2002 compared to $1,387,000 or 43.6% of revenues for the comparable period in 2001. The $42,000 or 3% increase was primarily attributable to costs to open new offices and increased variable costs related to travel revenues. These cost increases were partially off-set by reduced cremation costs resulting from the sale of our Portland, Oregon crematory operations. The gross profit during the three months ended June 30, 2002 was $1,687,000 or 54.1% of total revenues compared to $1,797,000 or 56.4% for the comparable period in 2001, a $110,000 or 6.1% decrease.

     The gross profit margin for the three months ended June 30, 2002 decreased 4.1% compared to the same period in 2001. The decrease was due primarily to the recognition of approximately one month of pre-need merchandise revenues ($389,000) in the second quarter of 2001. The decrease was partially off-set by reduced fixed cremation costs resulting from the sale of our crematory in Portland, Oregon, and increased travel plan sales in the second quarter of 2002.

     Direct costs and expenses were $2,818,000 or 47.8% of revenues for the six months ended June 30, 2002 compared to $2,772,000 or 47.2% of revenues for the comparable period in 2001. The $46,000 or 1.7% increase was primarily attributable to costs to open new offices and increased variable costs related to travel plan revenues. These cost increases were partially off-set by reduced cremation costs resulting from the sale of our Portland, Oregon crematory operations. The gross profit during the six months ended June 30, 2002 was $3,075,000 or 52.2% of total revenues compared to $3,101,000 or 52.8% for the comparable period in 2001, a $27,000 or 0.9% decrease.

     The gross profit margin for the six months ended June 30, 2002 decreased 1.2% over the comparable 2001 period. The decrease was due primarily to the recognition of approximately one month of pre-need merchandise revenues ($389,000) in the first half of 2001. The decrease was partially off-set by reduced fixed cremation costs resulting from the sale of our crematory in Portland, Oregon, and increased travel plan sales in the first half of 2002.

General and Administrative Expenses

     General and administrative expenses for the three months ended June 30, 2002 were $2,188,000 or 70.2% of revenues. General and administrative expenses for the three months ended June 30, 2001 were $2,154,000 or 67.7% of revenues. General and administrative expenses increased $34,000 or 1.6% in the second quarter of 2002 compared to 2001 due primarily to additional costs associated with supporting an increased number of geographic locations. These increased costs were partially off-set by reduced general and administrative costs resulting from the sale of our crematory in Portland, Oregon.

     General and administrative expenses for the six months ended June 30, 2002 were $4,014,000 or 68.1% of revenues. General and administrative expenses for the six months ended June 30, 2001 were $3,913,000 or 66.6% of revenues. General and administrative expenses increased $101,000 or 2.6% in the first half of 2002 compared to 2001 due primarily to additional costs associated with supporting an increased number of geographic locations. These increased costs were partially off-set by reduced general and administrative costs resulting from the sale of our crematory in Portland, Oregon.

Amortization and Depreciation Expenses

     Amortization and depreciation expenses were $56,000 and $516,000, respectively, for the three months ended June 30, 2002 and 2001. Amortization and depreciation expenses were $132,000 and $1,058,000, respectively, for the six months ended June 30, 2002 and 2001. The decrease in amortization and depreciation expenses resulted from the adoption of FASB Statements No. 141 and 142 and the divestiture of the Portland, Oregon properties. See "New Accounting Pronouncements."

Professional Fees

     Professional fees were $198,000 or 6.4% of revenues for the three months ended June 30, 2002 compared to $370,000 or 11.6% of revenues for the three months ended June 30, 2001. Professional fees were $373,000 or 6.3% of revenues for the six months ended June 30, 2002 compared to $546,000 or 9.3% of revenues for the six months ended June 30, 2001. Professional fees primarily related to general business matters and audit and tax services. Professional fees also include $167,000 of consulting fees paid by us to the former principal shareholder for marketing and sales consultation services in the first half of 2001. The consulting agreement with the former principal shareholder was terminated effective December 31, 2001, and we incurred no consulting fees as a result of that agreement in the first half of 2002.

Interest Expense

     Interest expense was $616,000 or 19.8% of revenues for the three months ended June 30, 2002 compared to $426,000 or 13.4% of revenues for the three months ended June 30, 2001. Interest expense was $1,116,000 or 18.9% of revenues for the six months ended June 30, 2002 compared to $1,045,000 or 17.8% of revenues for the six months ended June 30, 2001. Interest expense increased primarily due to the amortization of deferred financing costs incurred to acquire or refinance certain debt during the fourth quarter of 2001 and/or the first half of 2002. This increase was partially off-set by the reduction of interest costs resulting from the payment of certain acquisition debt, disposition of certain debt related to the sale of our Portland crematory and building and the July 2001 expiration of a "stock purchase guarantee" obligation related to a July 2000 restructuring of acquisition debt.

Net Loss

     Net loss was $1,371,000  ($0.35 per share) and $1,669,000 ($0.87 per share)
for the three months ended June 30, 2002 and 2001, respectively. Net loss was $2,559,000 ($0.84 per share) and $3,460,000 ($1.81 per share) for the six months ended June 30, 2002 and 2001, respectively. During the comparative three month periods, we deferred net earnings of $1,417,000 and $1,398,000, respectively, as we did not meet our revenue recognition criteria. During the six month comparative periods, we deferred net earnings of $2,664,000 and $2,415,000, respectively, as we did not meet our revenue recognition criteria. The net loss related to each respective period also differed for the other reasons described above.

Liquidity and Capital Resources

     At June 30, 2002, we had current assets of $3,321,000, which is comprised of $887,000 in cash, $2,218,000 in accounts receivable and $216,000 in prepaid expenses and other current assets. We had total current liabilities of $3,720,000, comprised mainly of $1,389,000 in accounts payable, $1,424,000 in accrued liabilities, and $907,000 in the current portion of long-term debt. We had long-term debt of $2,069,000, convertible debentures with a carrying value of $5,827,000 and other long-term liabilities of $996,000. We also had deferred pre-need revenue of $15,642,000. We had a working capital deficit of $400,000 at June 30, 2002.

     We have also guaranteed the payment of a $1,500,000 debt, due July 31, 2002 (extended to November 1, 2002) assumed by the purchaser of our Portland, Oregon crematory operations.

     In April 2002, we completed a private placement of 1,388,889 shares of common stock at $1.08 per share to raise $1,500,000 outside the United States to non-U.S. persons. The private placement was completed pursuant to an exemption from the registration requirements available under Regulation S of the Securities Act of 1933, as amended. We used the proceeds to satisfy our obligation under a $1,000,000 note we issued to Private Investment Company, Ltd. We granted resale registration rights to the investors in the private placement.

     In May 2002, we issued 64,448 shares of common stock to CapEx, L.P. and 42,992 shares of common stock to D.H. Blair Investment Banking Corp. at $1.08 per share in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. In addition, we issued 13.75% convertible debentures in the principal amount of $42,992 to CapEx, L.P. and $28,661 to D.H. Blair Investment Banking Corp. in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The convertible debentures are convertible into common stock at $1.20 per share. The securities were issued in reliance upon an exemption from registration available under Section 4(2) of the Securities Act. We granted investor registration rights to CapEx L.P. and D.H. Blair Investment Banking Corp. in connection with the private placement.

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

     In May 2002, we issued 6,250 shares of our common stock as compensation in connection with the employment of certain senior staff. The shares were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act.

     On May 31, 2002, we amended our Articles of Incorporation to increase our authorized capital to consist of 85,000,000 shares, including 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 share of preferred stock, $0.001 par value.

Debt Obligations

As of June 30, 2002, we had the following debt obligations:

Obligations as of June 30, 2002:                               Principal    Monthly       Interest       Due
                                                                  Due       Payment         Rate         Date


Convertible debentures                                   $      5,000,000   Interest        13.00%     Feb-2005
Convertible debentures                                             71,653   Interest        13.75%     Apr-2004
Note payable (original acquisition debt)                        2,123,393   Prin. & Int.    13.00%     Jul-2003
Convertible debentures, net discount of $245,000                  755,000   Interest        13.75%     Mar-2004
Notes payable, net discount of $45,372                            294,589   Principal       11.87%     Nov-2003
Note payable                                                      350,000   Interest        13.00%     Jul-2003
Note payable                                                       75,948   Prin. & Int.    10.00%     Jul-2002
Line of credit*                                                    45,000   Interest         9.00%     Apr-2002
Convertible debentures**                                           75,000   Interest        13.00%     Jul-2002
Notes payable, net discount of $3,978                              12,486   Prin. & Int.    10.00%     Apr-2005

                                                               8,803,069
    Obligations coming due over next 12 months                   907,410
                                                               ---------
    Long-term obligations                                $     7,895,659
                                                               =========

     *In July 2002, the Company extinguished the $45,000 balance of its line of credit.

     ** In July 2002, the holder converted such debenture into 225,000 shares of Company's common stock. See "Subsequent Events."

     We had net cash provided by operating activities of $405,000 and $116,000 for the three months ended June 30, 2002 and 2001, respectively. We had net cash provided by (used in) operating activities of $595,000 and $(154,000) for the six months ended June 30, 2002 and 2001, respectively. Interest paid for the three months ended June 30, 2002 and 2001 was $217,000 and $227,000, respectively. Interest paid for the six months ended June 30, 2002 and 2001 was $428,000 and $422,000, respectively.

     In addition, we guaranteed the obligations of Wilhelm Mortuary, Inc., our wholly-owned subsidiary, to Green Leaf Investors I, LLC in the principal amount of $1.5 million due July 31, 2002 (extended to November 1, 2002). This obligation was assumed by Western Management Services, LLC in connection with the sale of the assets and properties used in our Portland, Oregon crematory operations by Wilhelm. We remain obligated under our guarantee to Green Leaf, which is secured by a security interest granted in our assets. We have not included a reserve in our financial statements in connection with our guarantee, which is disclosed as a contingent liability under Note 8 of our financial statements.

Subsequent Events

     In July 2002, a 13% convertible debenture in the principal amount of $75,000 due July 31, 2002 was converted by Green Leaf Investors I, LLC into 225,000 shares of our common stock.

     We have been informed that Western Management Services, LLC and Green Leaf Investors I, LLC agreed in principle to extend the due date of the $1.5 million promissory note due July 31, 2002 to November 1, 2002. We remain obligated under our guarantee of the note, which is secured by a security interest in the Wilhelm assets.

Plan of Operation

     Our plan of operation is based, in part, on information provided in the reports of our consultants and the decisions of management. Our independent auditors have not examined, compiled or otherwise applied procedures to the plan of operations presented herein, and, accordingly, do not express an opinion or any other form of assurance on it. Information contained in this plan of operation is presented on a cash basis, which is not in accordance with US GAAP, and represents projections and assumptions of management. Actual results can vary materially from the estimates of management and investors are cautioned not to place undue reliance on management's projections and assumptions. See "Forward-Looking Statements."

     Management has revised its plan of operation for the fiscal year ending December 31, 2002 as a result of weaker than anticipated sales of pre-need contracts during the first six months of 2002. As a result, our plan of operations differs from projections made in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. Set out below is a summary of our revised Plan of Operation for the fiscal year ending December 31, 2002.

Material Commitments--Short-term Funding Requirements

         Operating expenditures (incl. working capital)         $17.5 million
         Interest payments                                        1.1 million
         Current portion of long-term debt                        2.1 million
         Capital expenditures                                     0.2 million
                                                              ---------------
         Estimated total Short-term commitments                  20.9 million
         Estimated total Cash from Operations                    18.7 million
         Cash from Equity Sales                                   1.5 million
         Cash from Debt Proceeds                                  0.2 million
                                                              ---------------
         Estimated net Cash (Deficit)                         $  (0.5) million
                                                              ----------------

Net Cash Flow operations: Management's current year forecast for the year ending December 31, 2002 projects it will achieve approximately $1.2 million in positive net cash flows from operations before the payment of debt and interest and capital expenditures. We anticipate generating cash from operations (cash receipts from sales and other income) of approximately $18.7 million, and operating expenditures (cash expenditures) of approximately $17.5 million.

Working capital: Management had a net working capital deficit of approximately $400,000 as of June 30, 2002. We had current assets of $3,321,000, offset by the current portion of long-term debt of $907,000 coming due over the next twelve months. See "Liquidity & Capital Resources". The remainder relates to accounts payable of $1,389,000 and accrued expenses of $1,424,000 in connection with our on-going operations. In addition, we guaranteed the obligations of Wilhelm Mortuary, Inc., our wholly-owned subsidiary, to Green Leaf Investors I, LLC in the principal amount of $1.5 million due July 31, 2002 (extended to November 1, 2002). This obligation was assumed by Western
Management Services, LLC in connection with the sale of the assets and properties used in our Portland, Oregon crematory operations by Wilhelm. We remain obligated under our guarantee to Green Leaf, which is secured by a security interest granted in our assets.

Interest payments: We carry outstanding debt, including convertible debt, requiring annual cash interest payments of approximately $1.1 million, payable in monthly installments for the year ending December 31, 2002. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

Capital   Expenditures:   We  anticipate  capital   expenditures  to  amount  to
approximately $200,000 for the year ending December 31, 2002. These expenditures include office furniture and office and computer equipment.

     We anticipate that we will have to raise capital during the next 12 months to meet our obligations under the portions of long-term debt due. See "Liquidity and Capital Resources". We intend to raise the capital required to fund our financing needs by issuance of debt and equity. There can be no assurance financing will be available or accessible on reasonable terms.

     Our total operating and capital budgets for the fiscal year ended December 31, 2002 is estimated to be approximately $21 million. There is no assurance that our actual expenditures for the fiscal year ending December 31, 2002 will not exceed our estimated operating budgets. Actual expenditures will depend on a number of factors, some of which are beyond our control including, among other things, timing of regulatory approval of its projects, the availability of financing on acceptable terms, reliability of the assumptions of management in estimating cost and timing, the death and cremation rates in the geographical locations that we serve, consumer acceptance of our pre-need plans, changes in governmental regulation as they relate to our business, certain economic and political factors, the time expended by consultants and professionals and fees associated with applications related to obtaining and maintaining licenses for our locations and the professional fees associated with our reporting obligations under the Securities Exchange Act of 1934. If the actual expenditures for such costs exceed the estimated costs or if events occur that require additional expenditures, we will be required to raise additional financing or to defer certain expenditures to meet other obligations. If we cannot raise adequate financing to fund our plan of operation, we may be required to suspend our growth strategy; consolidate our operations through reductions in staffing, marketing and sales, promotion and hours of operation; terminate our operations in unprofitable or difficult to service markets; sell assets or operations in some of the markets we service and/or suspend our operations in certain markets. The failure to meet certain expenditures may cause us to default on material obligations and such default may have a material adverse effect on our business and results of operations.

     We expect operating cash flows, before debt servicing and expansion expenditures, to be adequate to finance our basic operations. We anticipate that we will finance long-term debt, additional acquisitions, if any, and growth, in part, by issuing equity and/or debt securities.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $24.4 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.8 million and $1.7 million, respectively, for the years ended December 31, 2001 and 2000. The Company has, as of June 30, 2002, completed the first step of determining the fair value of each reporting unit and comparing it to the reporting unit's carrying amount, and does not believe that an impairment exists.

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

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they occurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the Company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

     On June 13, 2002, the Iowa State Board of Mortuary Science Examiners (No. 01-011, DIA No. 01DPHMS002 and No. 01-015, DIA No. 01DPHMS001) issued an order against our Iowa operations and an employee of the Neptune Society under the Iowa Code for failure to comply with appropriate procedures related to its operations. Under the order, our license to operate a funeral establishment and cremation establishment in Iowa would be suspended for a period of thirty days; we would be required to make arrangements during the period of suspension with other licensed funeral and/or cremation establishments to provide funeral or cremation services during the suspension; we were required to pay a civil penalty in the amount of $7,600 and we would be placed on probation for a period of two years, subject to certain terms and conditions, including among others, complying with Iowa requirements related to licensed funeral establishments applicable to our business of providing cremation and funeral services, designating an employee responsible for management and oversight of our Iowa operations, only permitting a licensed funeral director to perform services required to be performed by a licensed funeral director, maintaining a log of our cremation and funeral services in the State of Iowa, being subject to random inspections and notifying other states of the order. The order is not anticipated to affect our ability to market and sell pre-need contracts in Iowa. On June 26, 2002, we filed a rehearing application with the Iowa Board, which was denied by order dated July 9, 2002. The order of the Iowa Board will be effective on August 8, 2002, unless an appeal is filed. We intend to file an appeal of the Iowa Board's decision.

     We are party to other legal proceedings in the ordinary course of its business, but do not expect the outcome of any of other proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Changes in Securities.

     In April 2002, we completed a private placement of 1,388,889 shares of common stock at $1.08 per share to raise $1,500,000. We used the proceeds to satisfy our obligation under a $1,000,000 note we issued to Private Investment Company, Ltd. and for working capital purposes. The private placement was made to non-U.S. persons outside the United States pursuant to an exemption from the registration requirements available under Regulation S of the Securities Act.

     In May 2002, we completed a private placement of 13.75% convertible debentures in the principal amount of $1,000,000 to CCD Consulting Commerce Distribution AG, a non-U.S. person outside the United States, in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share. The Company became obligated to issue 83,333 shares of the Company's common stock as a loan conversion fee. These debentures automatically convert into common shares at $1.20 per share on March 31, 2004. The private placement was completed pursuant to an exemption from the registration requirements available under Regulation S of the Securities Act.

     In May 2002, the Company issued 64,448 shares of common stock to CapEx, L.P. and 42,992 shares of common stock to D.H. Blair Investment Banking Corp. at $1.08 per share in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. In addition, we issued 13.75% convertible debentures in the principal amount of $42,992 to CapEx, L.P. and $28,661 to D.H. Blair Investment Banking Corp. in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant

Amendment   Agreement  dated  effective   December  31,  2001.  The  convertible
debentures are convertible into common stock at $1.20 per share. These debentures automatically convert into common shares at $1.20 per share on March 31, 2004. The private placement was completed in reliance upon an exemption from registration available under Section 4(2) of the Securities Act.

     In May 2002, we issued 6,250 shares of our common stock as compensation in connection with the employment of certain senior staff. The shares will be issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act.

     On May 31, 2002, we amended our Articles of Incorporation to increase our authorized capital to consist of 85,000,000 shares, including 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 share of preferred stock, $0.001 par value.

Subsequent Events

     In July 2002, a 13% convertible debenture in the principal amount of $75,000 due July 31, 2002 was converted by Green Leaf Investors I, LLC into 225,000 shares of our common stock.

     We have been informed that Western Management Services, LLC and Green Leaf Investors I, LLC agreed in principle to extend the due date of the $1.5 million promissory note due July 31, 2002 to November 1, 2002. We remain obligated under our guarantee of the note, which is secured by a security interest in our assets.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's annual general meeting of shareholders was held on May 22, 2002 in Boca Raton, Florida pursuant to the notice of annual meeting and proxy statement dated April 19, 2002. A total of 1,739,610 common shares of the Company were represented in person or by proxy at the annual meeting, consisting of approximately 45.5% of the total number of common shares of the Company outstanding on April 19, 2002, the record date for the annual general meeting. At the annual general meeting, 21 shareholders were represented in person or by proxy.

     Appointment of Auditors.

     At the annual meeting, the shareholders ratified the appointment of Stonefield Josephson, Inc. as the Company's auditors for the fiscal year ending December 31, 2001 and approved the authorization of the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the proposal:

      Votes Cast      Votes Cast       Votes
         For            Against       Withheld     Abstentions       Not Voted
--------------------------------------------------------------------------------
      1,732,927         6,089            0             594               0

     Election of Directors.

     At the annual meeting, the following persons were elected to serve as Directors until the next Annual General Meeting or until their earlier retirement, resignation, or removal. The following table sets forth the voting in the election held at the annual meeting for Directors:

                                 Votes Cast      Votes Cast     Votes Withheld
  Nominee                        For Nominee      Against                         Abstentions      Not Voted
-----------------------------  ---------------  --------------  ---------------  --------------  --------------
       Gary Loffredo              1,782,913          32                0           10,665               0
      Rodney M. Bagley            1,782,913          32                0           10,665               0
      Marco P. Markin             1,782,913          32                0           10,665               0
      David Schroeder             1,782,913          32                0           10,665               0
  Bryan G. Symington Smith        1,782,913          32                0           10,665               0
       Anthony George             1,782,913          32                0           10,665               0

     Adoption of the 2002 Stock Plan.

     At the annual meeting, the adoption of the 2002 Stock Plan was approved and ratified. The following table sets forth the information regarding the voting on the proposal:

      Votes Cast      Votes Cast       Votes
         For            Against       Withheld     Abstentions       Not Voted
--------------------------------------------------------------------------------
      1,062,819         14,506           0             409            662,646

     Special Resolution to Amend the Company's Articles of Incorporation.

     A special resolution was approved to amend the Company's Articles of Incorporation to increase the authorized share capital of the Company to consist of 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share. The following table sets forth the information regarding the voting on the proposal:

      Votes Cast      Votes Cast       Votes
         For            Against       Withheld     Abstentions       Not Voted
--------------------------------------------------------------------------------
      1,039,819         36,150            0           995             662,646

     We filed with the Securities and Exchange Commission our proxy statement for the annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on April 29, 2002.

Item 5. Other Information.

     During the quarter ended June 30, 2002, Tom Camp, Tom Soucy, and Gary Harris resigned as directors.

     On May 8, 2002, the Company announced the appointment of Douglas Irving as the Company's Chief Operating Officer ("COO"). Doug Irving joined Neptune Society as it's COO in May 2002. Prior to joining Neptune, Mr. Irving had his own Management Consulting Business. From 1997-1998 he served as Vice President of Operations for Service Corporation International, and from 1988-1996 had several positions including Operations Controller for The Loewen Group, Inc. Mr. Irving is also a Licensed Funeral Director and holds a Bachelor of Commerce Degree from the University of British Columbia and is a Professional Accountant. To accommodate Mr. Irving's appointment David Schroder resigned as Chief Operating officer and will continue to serve as the Company's President.

     On May 31, 2002, Gary Loffredo resigned as a director of the Company.

     Effective at 5:00 p.m. (Eastern Standard Time) on May 31, 2002, the amended its articles of incorporation to increase the authorized share capital of the Company to consist of 75,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share.

Subsequent Events

     On July 1, 2002, we entered into an agreement for Mr. Irving to act as our Chief Operating Officer. Mr. Irving's annual base compensation shall be $144,000 per annum, and a bonus of no less than 25% of base compensation upon successful performance as defined by the Company. The Company is obligated to grant stock options to purchase 50,000 shares of its common share at $2.00 per share. Such stock options shall vest June 30, 2003. The term of the agreement extends to June 30, 2005, unless terminated prior to that date. The Company may terminate the agreement upon written notice and payment of any and all balances due. Mr. Irving may terminate the agreement upon four weeks written notice.

Item 6. Exhibits and Reports on Form 8-K.

                                (a) EXHIBIT INDEX

Exhibit
Number    Description
--------- ---------------------------------------------------------------------
3.1(1)    Articles of  Incorporation  of L R Associates,  Inc., filed January 4,
          1985
3.2(1) Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998
3.3(1) Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999
3.4(1) Articles of Amendment of The Neptune Society, Inc. filed May 9, 2000, effecting a combination of the Corporation's shares of common stock
3.5(1) Articles of Amendment of The Neptune Society, Inc. effective as of March 22, 2002, related to a combination of the Corporation's shares of common stock
3.6(6)    Articles of Amendment of The Neptune Society, Inc.
3.7(1)    Bylaws of Neptune Society (previously filed as Exhibit 3.6)
10.1(1)   Form of Stock Option Plan
10.2(1) Share Purchase Agreement dated for reference March 26, 1999 by and between Lari Acquisition Company, Inc., Emanuel Weintraub Inter Vivos Trust, Emanuel Weintraub, Neptune Management Corp., Heritage Alternatives, Inc., Neptune Pre-Need Plan, Inc. and Lari Corp.
10.3(1) Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Stanley Zicklin
10.4(1) Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman
10.5(1) Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune Society and Stanley Zicklin
10.6(1)   Agreement  dated  August  1,  1999  by and  between  Lari  Acquisition
          Company, Inc., Neptune Society, Emmanuel Weintraub and Emmanuel Weintraub Inter Vivos Trust
10.7(1) Interest Purchase Agreement dated for reference March 31, 1999 by and between Neptune Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Ft. Lauderdale, Ltd., Neptune-Nassau, Ltd., Neptune-Yonkers, Ltd.

Exhibit
Number    Description
--------- ---------------------------------------------------------------------
10.8(1) Interest Purchase Agreement dated for reference March 31, 1999 by and between Heritage Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.
10.9(1) Consulting Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub
10.10(1) Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub
10.11(1) $19,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
10.12(1) Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
10.13(1) $2,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
10.14(1) Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
10.15(1) Pre-Need Trust Agreement dated October 1, 1993 by and between Neptune Management Corp. and Sunbank/South Florida, N.A.
10.16(1) Asset Purchase Agreement dated March 31, 1992 by and between Heritage Cremation Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub
10.17(1)  Form of Commissioned Contractor Agreement
10.18(1) Agency Agreement dated for reference July 22, 1999 by and between Neptune Society and Standard Securities Capital Corporation
10.19(1) Amendment to Agency Agreement dated August 5, 1999 by and between Neptune Society and Standard Securities Capital Corporation
10.20(1)  Form of Subscription Agreement
10.21(1)  Form of Registration Rights Agreement
10.22(1) Debenture and Warrant Purchase Agreement dated November 24, 1999. 10.23(1) Form of Convertible Debenture
10.24(1) Asset Purchase Agreement dated December 31, 1999, by and among Neptune Society, Crematory Society of Washington, Inc., and John C. Ayres.
10.25(1) Asset Purchase Agreement dated March 15, 2000, by and among Neptune Society, Cremation Society of Iowa, Inc., Dave Noftsger, and John Bethel
10.26(1) Asset Purchase Agreements and Merger Agreement dated July 5, 2000, by and among Neptune Society, Heritage Memorial, Community Memorial Centers, David Schroeder, and Michael Ashe
10.27(1) Agency Agreement dated for reference July 31, 2000 by and between Neptune Society and Standard Securities Capital Corporation
10.28(2) Employment Agreement by and between the Company and Marco Markin 10.29(2) Employment Agreement by and between the Company and David Schroeder 10.30(2) Employment Agreement by and between the Company and Rodney M. Bagley 10.31(2) Memorandum of Understanding by and between the Company and Private
          Investment Company
10.32(2) Loan Agreement dated August 8, 2001 with Green Leaf Investors I, LLC, a California limited liability company
10.33(2)  Warrant issued to Green Leaf
10.34(2)  Guaranty issued to Green Leaf
10.35(2)  Second Debt Restructuring Agreement
10.36(3)  Third Debt Restructuring Agreement
10.37(4) Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., a corporation incorporated under the laws of the State of Oregon, and The Neptune Society, Inc., a Florida corporation, and Neptune Society of America, Inc., a California corporation

Exhibit
Number    Description
--------- ---------------------------------------------------------------------
10.38(4) Service Agreement effective as of March 8, 2002, by and between Western Management Services, L.L.C., an Oregon limited liability company, and The Neptune Society, Inc., a Florida Corporation.
10.39(4) Note Extension And Assumption Agreement effective as of January 31, 2002, and is made by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., an Oregon corporation, The Neptune Society, Inc., a Florida corporation, Neptune Society of America, Inc., a California corporation, and Green Leaf Investors I, LLC, a California limited liability company.
10.40(4) Convertible Debenture in the principal amount of $75,000, due July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company.
10.41(4) Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation.
10.42(4)  Form of CapEx, L.P. Debenture Amendment
10.43(4) Form of D.H. Blair Investment Banking Corp. Debenture Amendment 10.44(4) Form of Warrant Amendment
10.45(5)  Form of Debenture
99.1      Section 906 Certificate of Chief Executive Officer
99.2      Section    906    Certificate    of    Chief     Financial     Officer

---------------------
(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10-Q (for the Period ended June 30,
     2001) on August 14, 2001.
(3) Previously filed as an exhibit to Form 10-Q/A (for the Period ended June 30, 2001) on August 20, 2001.
(4) Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(5) Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)  Previously filed on Form 8-K on June 3, 2002.

(b)  Reports on Form 8-K

     Form 8-K filed on June 3, 2002, regarding increase in authorized capital

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending June 30, 2002 to be signed on its behalf by the undersigned duly authorized.

                                    THE NEPTUNE SOCIETY

                                    /s/ Marco Markin
August 14, 2002                     -------------------------------------------
                                    Marco Markin, Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Rodney M. Bagley
August 14, 2002                     -------------------------------------------
                                    Rodney M. Bagley, Chief Financial Officer
                                    (Principal Accounting Officer)