Form 10-K/A
period 2001-12-31
NEPTUNE SOCIETY INC/FL
filed 2002-09-16
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A
                                 Amendment No. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                        Commission file number: 000-31182


                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-2492929
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    4312 Woodman Ave., 3rd Floor
      Sherman Oaks, California                                  91423
----------------------------------------            ----------------------------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (818) 953-9995



        Securities to be registered pursuant to Section 12(b) of the Act:


               None                                       None
---------------------------------------       ------------------------------
Title of each class to be so registered       Name of each exchange on which
                                              each class is to be registered


           Securities to be registered under Section 12(g) of the Act:

                  Common Shares, Par Value of $0.001 per Share
--------------------------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Registrant's Common Shares held by non-affiliates as of August 31, 2002 was approximately $2,529,197, based on the closing price of the Registrant's commons stock on the NASD Over the Counter Bulletin Board of $0.60 per share. The number of shares of the Registrant's Common Shares outstanding as of August 31, 2002 was 4,852,281.

     On March 22, 2002, the Registrant effected a 4:1 reverse stock split. Effective on May 31, 2002, the Registrant amended its Articles of Incorporation to increase its authorized capital from 6,250,000 shares of common stock, par value $0.008, to 85,000,000 shares consisting of 75,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. Information contained in this annual report gives effect to such reverse split and the increase in the Registrant's authorized capital.

                                EXPLANATORY NOTE


The purpose of this amendment is to amend and restate in their entirety Items 7 and 8 contained in Part II and Item 14 contained in Part IV of our Form 10-K, which was originally filed on April 1, 2002. Additional disclosure has been included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the consolidated financial statements.

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

     On March 22, 2002, Neptune Society effected a 4:1 reverse stock split and the symbol for its common stock was changed to "NPTI". Effective on May 31, 2002, the Registrant amended its Articles of Incorporation to increase its authorized capital from 6,250,000 shares of common stock, par value $0.008, to 85,000,000 shares consisting of 75,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. Information contained in this annual report gives effect to such reverse split and the increase in the Registrant's authorized capital.

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


Overview

We are a provider of pure cremation services in North America. As of April 1, 2002, we operate 19 locations serving California, Colorado, Florida, Illinois, Iowa, Oregon, New York, and Washington. Our strategy is to grow by:

     o    initiating start-up operations;

     o selectively acquiring small, family-owned cremation service providers strategically located across North America ;

     o operating all our locations under one nationally branded name, "The Neptune Society" (where permitted);

     o    avoiding   direct   competition   with  corporate   consolidators   by
          concentrating solely on cremation services and cremation products; and

     o improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization.

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

Prior to 2000, revenue related to merchandise sold with a pre-need cremation service arrangement was recognized upon meeting certain state regulatory criteria, which, in California, Iowa, Washington and Oregon may be prior to the performance of cremation services. We considered such criteria met when we were permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale, the merchandise was in a condition for its intended use and we did not retain any specific performance obligations essential to the functionality of the merchandise, the customer accepted the merchandise as evidenced by a written transfer of title to the customer and certificate of ownership, and, if the customer so requested, we stored the merchandise in an insured location on the customer's behalf until customer pick-up or the time of need, but no later than the customer's death. Customers that purchase pre-need cremation arrangements do not have cancellation rights with respect to the purchase of merchandise in California, Iowa, Washington and Oregon.

In response to SAB No. 101, we changed our revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond current state regulations. As of January 1, 2000, we added the following criteria related to its revenue recognition policy for the sale of merchandise:

     o    a definitive delivery date,

     o stored merchandise is required to be segregated and specifically identified by customer,

     o a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote.

In addition, the merchandise must not be subject to claims of our creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and our custodial risks are insurable and insured. We shall defer pre-need merchandise sales until the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. We recognize revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of our current revenue recognition policy criteria outlined above.

During the four month period beginning June 1, 2001 and ending September 30, 2001, we recognized pre-need merchandise revenue in accordance with our revenue recognition policy.

Effective on October 1, 2001, we adopted changes to our inventory management policy in an effort to reduce expenses related to storing certain delivered merchandise in connection with the sale of pre-need contracts. We will continue to deliver and store certain merchandise sold in connection with pre-need sales contracts as required by applicable law, but because this certain merchandise is identical in each pre-need contract, we will no longer segregate and specifically identify such merchandise by customer. As a result of this change in inventory management policy, we will not continue to recognize revenue on the sale of certain future pre-need merchandise sales. This change in inventory management is expected to result in an immediate improvement in our cash flow.

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

Pre-need installment sales--We also sell pre-need cremation arrangements under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest. To the extent that cash received is not trusted, we account for this cash as deferred revenue until the transaction qualifies for revenue recognition under our accounting policies. Prior to January 1, 2001, due to the uncertainty of collections of these accounts, we recorded these transactions in accordance with our revenue recognition accounting policies as cash was received. Subsequent to December 31, 2000, we record these transactions in accordance with our revenue recognition accounting policies on an accrual basis.

Worldwide travel sales--We sell a worldwide travel assurance plan which guarantees the provision of cremation services anywhere in the world to the extent the plan holder is more than 75 miles away from their legal residence at the time of death. The plan is underwritten by a third party carrier who receives a premium payment, and is obligated to perform services if the above criteria is met. We recognize revenue related to these plans at the time of sale. We also sell worldwide travel plans under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest.

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

Revenues

In May 2001, we changed our inventory procedures and sales contracts to conform to our revised revenue recognition policy. Under our revised revenue recognition policy, we recognize certain pre-need merchandise revenues from the sale of pre-need contracts prior to the performance of the related cremation service.

Cremation service and merchandise revenues were $11,775,000 for the year ended December 31, 2001 compared to $6,188,000 for the same period in 2000. Revenues increased $4,195,000 or 90% due to the recognition of pre-need merchandise revenue, increased at-need revenues and travel assurance product offering. During the four month period beginning June 1, 2001 and ending September 30, 2001, we recognized pre-need merchandise revenues of $1,804,000. Effective October 1, 2001, we changed our inventory management policy and no longer recognized revenue on the sale of pre-need merchandise. The introduction of our worldwide travel plan, which was introduced company-wide during the first quarter of 2001, contributed $1,905,000 to the increase in revenues.

During the year ended December 31, 2001 and 2000, merchandise sales of $5,097,000 and $4,326,000, respectively, were deferred as we did not meet our revenue recognition criteria. Although such revenues were deferred, pre-need cremation arrangement sales contract volume increased 18% over the same period in 2000.

During the year ended December 31, 2001, we recognized previously deferred pre-need merchandise revenues and costs of approximately $34,000 and $14,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment.

We believe that revenues were also lower during the year ended December 31, 2001 as we suspended marketing activities in Riverside, Imperial, San Bernardino and San Diego Counties pending resolution of resulting from litigation for trademark infringement resulting from our use of the "Neptune Society" name in those counties. We suspended sales in these areas, and we estimate that the litigation caused our revenues to decline by approximately $350,000 or 3% during the year ended December 31, 2001. In October, 2001, we entered into a settlement agreement to resolve the litigation. Under the terms of the settlement agreement, we are permitted to market pre-need arrangement contracts under the name "Trident Society." We believe the settlement will not have a material financial impact on operations; however, we can not predict when, or if, revenues related to the affected areas will return to historical levels.

During 2000, we acquired businesses in Ankeny, Iowa and Portland, Oregon and opened two new offices. Cremation service and merchandise revenues related to acquisitions and new office openings after December 31, 1999 were $2,800,000 and $1,077,000 for the year ended December 31, 2001 and 2000, respectively. We did not acquire any new business or open any new offices during 2001. We sold substantially all the assets related to our Portland, Oregon cremation businesses in December 2001. See "Loss on Disposal of Assets."

Revenues earned for the year ended December 31, 2001 and 2000 from trust fund management and finance fees were $1,255,000 and $1,501,000, respectively. The $246,000 or 16% decrease was attributable to decreased management fees due to reduced investment yields, which was partially offset by increased finance fee income. Finance fees increased due to our current ability to recognize income over the life of the pre-need contract versus at the end of the contract, as previously recognized.

Costs and Expenses and Gross Profit

Direct costs and expenses were $6,263,000 or 48% of revenues for the year ended December 31, 2001 compared to $4,451,000 or 58% of revenues for the comparable period in 2000. The $1,812,000 or 41% increase was attributable to fiscal 2000 acquisitions and new office openings, and increases in costs related to sales of our worldwide travel plans. The gross profit during the year ended December 31, 2001 was 6,767,000, a $3,530,000 or 109% increase over the comparable period in 2000.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2001 were $7,798,000 or 60% of revenues. General and administrative expenses for the year ended December 31, 2000 were $5,802,000 or 75% of revenues. The $1,995,000 or 34% increase in general and administrative expenses in 2001 compared to 2000 is related to additional costs associated with the increased number of management level personnel, non-cash compensation costs related to employment agreements entered into with certain executive management staff members, accrued performance bonuses and incentives and the additional costs associated with supporting an increased number of geographic locations.

Amortization and Depreciation Expenses

Amortization and depreciation expenses were $2,082,000 and $1,886,000, for the year ended December 31, 2001 and 2000, respectively. The increase in amortization and depreciation expenses during 2001 was primarily the result of our acquisitions of business in Iowa and Oregon.

Professional Fees

Professional fees were $1,765,000 or 14% of revenues for the year ended December 31, 2001 compared to $1,245,000 or 16% of revenues for the year ended December 31, 2000. The increase in professional fees during 2001 was related to the completion of registration of our common stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934 in the second quarter of 2001 and reporting and auditing expenses. We also paid $120,000 in legal
expenses  of  the  former  principal   shareholder  as  part  of  our  trademark
infringement settlement in 2001 by issuing a promissory note. See "Other Financings." Professional fees also included $443,000 and $333,000 of consulting fees paid by us to the former principal shareholder in 2001 and 2000, respectively, for marketing and sales consultation. The consulting agreement with the former principal shareholder was terminated in December 2001. A lump-sum payment of $335,000 was paid upon termination.

Loss on Disposal of Assets

In December 2001, we sold substantially all of the assets related to our Portland, Oregon businesses. We had purchased those assets in July 2000 for $5.7 million, consisting of $500,000 in cash, a $1 million convertible debenture and $4.2 million in stock. We sold those assets as part of our efforts to focus our strategy on our marketing and selling pre-need operations and to reduce debt. We sold the assets for total consideration of $2.5 million. Such consideration consisted of assumption of a $1.5 million promissory note and the forgiveness of the $1 million convertible debenture previously due July 2003. We remain obligated under our guarantee of the $1.5 million promissory note. As a result of the disposal of those assets, we recognized a $2.7 million loss.

Interest Expense

Interest expense was $2,515,000 or 19% of revenues for the year ended December 31, 2001 compared to $2,485,000 or 32% of revenues for the year ended December 31, 2000. The increase in interest expense in 2001 was a result of certain debt restructuring and refinancing to partially extinguish and extend the due date of the current portion of acquisition debt previously due January 2, 2002.

We anticipate interest expense will increase in subsequent periods. We entered into a letter of memorandum with Private Investment Company with terms to convert a $1 million non-interest bearing promissory note, due December 31, 2001, into a 12% per annum interest bearing convertible debenture maturing September 2004. Subsequently, in April 2002, we completed a private placement of 1,388,889 shares of common stock at $1.08 per share to raise $1,500,000. We used the proceeds to satisfy our obligation due to Private Investment Company under the $1 million non-interest bearing promissory note and terminated our arrangement under the letter of memorandum.

We entered into an agreement to borrow up to $1,500,000 at 19.98% per annum. We borrowed $800,000 under the terms of the agreement in December 2001, due and payable December 2002, interest payable monthly. We elected not to borrow additional funds under the agreement. Instead, in May 2002, we completed a private placement of 13.75% convertible debentures due March 2004 in the principal amount of $1,000,000 in consideration of $200,000 in cash and the satisfaction of the promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share.

The above mentioned transactions in addition to the extension of acquisition debt principal payments will likely contribute to higher interest costs.

Loss before Cumulative Effect of Change in Accounting Principle

Loss before cumulative effect of a change in accounting principle was $10,151,000 and $8,435,000, for the year ended December 31, 2001 and 2000, respectively. The loss related to each respective period differed for the reasons described above.

Cumulative Effect of Change in Accounting Principle

In response to the Securities and Exchange Commission's issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101), effective January 1, 2000, we changed our accounting policies applicable to pre-need merchandise sales. The implementation of SAB No. 101 had no effect on our consolidated cash flows.

Prior to 2000, revenue related to merchandise sold with a pre-need cremation service arrangement was recognized upon physical delivery of merchandise to the customer or upon satisfying certain state regulatory criteria, which, in California, Iowa, Washington and Oregon may occur prior to the performance of cremation services. We considered the criteria to be satisfied when:

     o we were permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale,

     o    the merchandise was in a condition for its intended use

     o    we  had  no  specific   performance   obligations   essential  to  the
          functionality of the merchandise; and

     o the customer accepted title of the merchandise, evidenced by a written transfer of title to the customer and certificate of ownership.

At the request of the customer, we arranged for the storage of the merchandise on the customer's behalf in an insured location until the customer picked up the merchandise or at the time of need, but no later than the customer's death. Customers that purchase pre-need cremation arrangements in California, Iowa, Washington and Oregon do not have cancellation rights with respect to the purchase of merchandise.

In response to SAB No. 101, we changed our revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include certain conditions beyond current state regulations. As of January 1, 2000, we added the following criteria to our revenue recognition policy for the sale of merchandise:

     o    a definitive delivery date,

     o stored merchandise is required to be segregated and specifically identified by customer, and

     o a customer's merchandise is labeled or marked for such customer and may not be used to fill another customer's order, and exchange for a different piece of merchandise in the future is remote.

In addition, the merchandise must not be subject to claims of our creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and our custodial risks are insurable and insured. We deferred revenues and costs of $5,097,000 and $1,771,000, respectively, during the year ended December 31, 2001, until such time as the merchandise has been physically delivered or upon satisfaction of the additional criteria noted. We recognize revenue on the sale of future pre-need merchandise sales upon the physical delivery of the merchandise or upon the satisfaction of our current revenue recognition policy criteria outlined above.

The cumulative effect adjustment represents revenue and cost deferrals of $488,000 and $84,000, respectively, related to pre-need merchandise sales transactions previously recognized in 1999. For the year ended December 31, 2000, the effect of this change on loss before the cumulative effect of the accounting change was to increase such loss by $404,000, or $0.23 per diluted share.

     Net Loss

Net loss was $10,151,000 and $8,839,000 for the year ended December 31, 2001 and 2000, respectively. The net loss related to the reasons described above.


YEAR END DECEMBER 31, 2000 (SUCCESSOR COMPANY) COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 1999 (SUCCESSOR COMPANY) AND THE THREE MONTHS ENDED MARCH 31, 1999 (PREDECESSOR COMPANY):

Results of Operations

The following discussion compares our operations for the year ended December 31, 2000 to our operations for the nine month period ended December 31, 1999. In certain cases, we have compared our operations for the year ended December 31, 2000 to our pro forma results for the year December 31, 1999, which reflect the revenues, cost of sales and gross margin of our operations as if our acquisition of the Predecessor had occurred on January 1, 1999.

Revenues

Cremation service revenues for the Successor Company were $6,188,000 for the year ended December 31, 2000 compared to the pro forma revenues of $6,724,000 for the same period in 1999. Included in pro forma cremation service revenues in the first half of 1999 are $961,000 of pre-need merchandise revenues that were recognized under our previous revenue recognition policy (see discussion below of Cumulative Effect of Change in Accounting Principle.) As a result, pro forma 1999 cremation service revenues exceed 2000 cremation service revenues. Also, during the third and fourth quarters of 1999, $995,000 of merchandise sales were deferred as we did not meet our previous revenue recognition criteria. In 2000, we deferred $4,326,000 of merchandise sales due to the change in accounting principle as of January 1, 2000. Revenues were also lower during the year ended December 31, 2000 resulting from the litigation for trademark infringement resulting from our use of the "Neptune Society" name in Riverside, Imperial, San Bernardino and San Diego Counties. We suspended sales in these areas, and we estimate that the litigation caused our revenues to decline by approximately $200,000 or 2.6% during the year ended December 31, 2000. The litigation was subsequently settled in 2001. We began marketing pre-need arrangement contracts in the Southern California areas affected by the litigation under the Trident Society name in the first quarter 2001, which over time is expected to allow us to generate revenues from the affected area at historical levels.

Cremation service and merchandise revenues related to the December 31, 1999 Spokane, Washington acquisition, acquisitions during 2000 and new office openings during 2000 were $1,077,000 for the year ended December 31, 2000.

Additionally, pro forma revenues for the year ended December 31, 1999, reflect a non-recurring liquidation of amounts trusted by the Predecessor in 1996 of approximately $525,000. The trust was created as a result of California trusting requirements that had required the Predecessor to trust 100% of Pre-Need sales during an approximate two month period of 1996, pending clarification of the merchandise delivery requirements in California by the California staff funeral home regulations. Subsequently, California state regulators required the Predecessor to liquidate this fund and actually purchase and deliver merchandise at the time the contract for the pre-need service is made in accordance with the state's merchandise delivery administrative rules. See "Industry Regulation --Death Care Service Industry Regulation."

Revenues earned for the year ended December 31, 2000 from trust fund management and finance fees were $1,501,000 compared to pro forma revenues of $1,400,000 for the same period in 1999, a 7.2% increase. The increase is attributable to increased yields on trust fund assets.

Costs and Expenses and Gross Profit

Direct costs and expenses were $4,451,000 or 57.9% for the year ended December 31, 2000 compared to pro forma direct costs and expenses of $3,451,000 or 39.9% for the comparable period in 1999. The increase is attributable to the Spokane, Washington acquisition and additional costs of $656,000 to operate our telemarketing center, which was opened in November 1999.

The gross profit during the year ended December 31, 2000 was $3,237,000 or 42.1% of total revenues compared to $5,199,000 or 60.1% for the comparable pro forma period in 1999. If revenues and costs of sales related to merchandise sales in connection with 2,350 pre-need sales contracts could have been recognized, gross profit and gross profit margin for the pro forma year ended December 31, 1999 would have been $4,312,000 or 62.7% of revenues, excluding the non-recurring revenue item noted above; and gross profit and gross profit margin for the year ended December 31, 2000 would have been $5,974,000 or 54.2% of revenues.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2000 were $5,802,000 or 75.5% of revenues. General and administrative for the nine months ended December 31, 1999 were $2,986,000 or 52.5% of revenues. The relative increase in general and administrative expenses in 2000 compared to 1999 is related to additional costs associated with the increased number of management level personnel and the additional costs associated with supporting increased geographic locations.

Amortization Expense

Amortization expense was $1,886,000 for the year ended December 31, 2000. Amortization expense was $1,070,000 for the nine month period ended December 31, 1999. The relative increase in amortization expense during 2000 was a result of our Washington, Iowa and Oregon acquisitions.

Professional Fees

Professional fees were $1,245,000 or 16.2% of revenues for the year ended December 31, 2000. Professional fees were $340,000 for the nine month period ended December 31, 1999 or 6.0% of revenues. The relative increase in professional fees during 2000 were related to costs associated with the trademark infringement litigation and advisory services in connection with our ongoing efforts to register common stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Professional fees also include $333,000 and $263,000 of consulting fees paid by us to the former principal shareholder in 2000 and 1999, respectively, for marketing and sales consultation.

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

Cumulative Effect of Change in Accounting Principle

In response to the Securities and Exchange Commission's issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101), effective January 1, 2000, we changed our accounting policies applicable to pre-need merchandise sales. The implementation of SAB No. 101 had no effect on our consolidated cash flows.

Prior to 2000, revenue related to merchandise sold with a pre-need cremation service arrangement was recognized upon meeting certain state regulatory criteria, which, in California, Iowa, Washington and Oregon may be prior to the performance of cremation services. We considered such criteria met when we were permitted to receive one hundred percent of the unrestricted funds associated with the merchandise sale, the merchandise was in a condition for its intended use and we did not retain any specific performance obligations essential to the functionality of the merchandise, the customer accepted the merchandise as evidenced by a written transfer of title to the customer and certificate of ownership, and, if the customer so requested, we stored the merchandise in an insured location on the customer's behalf until customer pick-up or the time of need, but no later than the customer's death. Customers that purchase pre-need cremation arrangements do not have cancellation rights with respect to the purchase of merchandise.

In response to SAB No. 101, we changed our revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include conditions beyond current state regulations. As of January 1, 2000, we have included a definitive delivery date, the requirement that stored merchandise be segregated and specifically identified by customer, not subject to being used to fill other orders, and exchange for a different piece of merchandise at a later date is remote. In addition, the merchandise must not be subject to claims of our creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and our custodial risks are insurable and insured. Since the additional criteria had not been met for pre-need merchandise sales through December 31, 1999, a cumulative effect adjustment of $404,000 or $0.23 per diluted share was recorded at January 1, 2000 representing the cumulative effect of deferring revenues of $488,000 on those sales for which our additional revenue recognition criteria had not been met. We have deferred revenues of $4,326,000 since January 1, 2000 until such time as the additional criteria noted above has been satisfied. Future pre-need merchandise sales will be recognized upon satisfaction of our current revenue recognition policy.

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

     Liquidity and Capital Resources

At December 31, 2001, we had current assets of $2,078,000, comprised of cash, accounts receivable and prepaid expenses. Our total current liabilities were $6,069,000 comprised mainly of accounts payable, accrued liabilities, and the current portion of long term debt. We had long-term debt, including convertible debentures of $8,140,436. We had a working capital deficit of $3,991,000 at December 31, 2001.

At June 30, 2002, we had current assets of $3,321,000, which was comprised of $887,000 in cash, $2,218,000 in accounts receivable and $216,000 in prepaid expenses and other current assets. We had total current liabilities of $3,720,000, comprised mainly of $1,389,000 in accounts payable, $1,424,000 in accrued liabilities, and $907,000 in the current portion of long-term debt. We had long-term debt of $2,069,000, convertible debentures with a carrying value of $5,827,000 and other long-term liabilities of $996,000. We also had deferred pre-need revenue of $15,642,000. We had a working capital deficit of $400,000 at June 30, 2002.

We have also guaranteed the payment of a $1,500,000 debt, due July 31, 2002 (extended to November 1, 2002), assumed by the purchaser of our Portland, Oregon crematory operations.

In April 2002, we completed a private placement of 1,388,889 shares of common stock at $1.08 per share to raise $1,500,000, pursuant to a private placement agreement dated March 27, 2002. We used the proceeds to satisfy our obligation due under a $1,000,000 promissory note payable to Private Investment Company by paying $700,000 on March 28, 2002 and the balance on the final closing of the private placement.

In May 2002, we issued 107,441 shares of common stock at $1.08 per share. In addition, we issued 13.75% convertible debentures in the principal amount of $71,653. These securities were issued to holders of our convertible debentures in consideration of deferred interest due under the debentures.

In May 2002, we completed a private placement of 13.75% convertible debentures due March 2004 in the principal amount of $1,000,000 in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share.

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

Debt Obligations

As of June 30, 2002, we had the following debt obligations:

Obligations as of June 30, 2002:                             Principal      Monthly       Interest       Due
                                                                Due         Payment       Rate           Date
                                                            ------------    ---------     --------     --------
Convertible debentures                                      $  5,000,000    Interest       13.00%      Feb-2005
Convertible debentures                                            71,653    Interest       13.75%      Apr-2004
Note payable (original acquisition debt)                       2,123,393    Prin. & Int.   13.00%      Jul-2003
Convertible debentures, net discount of $245,000                 755,000    Interest       13.75%      Mar-2004
Notes payable, net discount of $45,372                           294,589    Principal      11.87%      Nov-2003
Note payable                                                     350,000    Interest       13.00%      Jul-2003
Note payable                                                      75,948    Prin. & Int.   10.00%      Jul-2002
Line of credit*                                                   45,000    Interest        9.00%      Apr-2002
Convertible debentures**                                          75,000    Interest       13.00%      Jul-2002
Notes payable, net discount of $3,978                             12,486    Prin. & Int.   10.00%      Apr-2005

                                                               8,803,069

    Obligations coming due over next 12 months                   907,410
                                                            ------------
    Long-term obligations                                   $  7,895,659
                                                            ============

     * In July 2002, we extinguished the $45,000 balance of its line of credit.

     ** In July 2002, the holder converted such debenture into 225,000 shares of our common stock. See "Subsequent Events."


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

         Current portion of long-term debt                      2.1 million

         Capital expenditures                                   0.2 million
                                                              ---------------

         Estimated total Short-term commitments                20.9 million


         Estimated total Cash from Operations                  18.7 million

         Cash from Equity Sales                                 1.5 million

         Cash from Debt Proceeds                                0.2 million
                                                              ---------------
         Estimated net Cash (Deficit)                         $(0.5) million
                                                              ---------------

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

We may have to raise additional capital to meet our obligations under the portions of long-term debt due after 2002. See "Liquidity and Capital Resources". We intend to raise the capital required to fund our financing needs by issuance of debt and equity. There can be no assurance financing will be available or accessible on reasonable terms.

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

Subsequent Events

In addition to the financing transactions described under "Liquidity and Capital Resources," above, the follow events occurred subsequent to December 31, 2001:

     o    On January 2, 2002, we began operations out of our Colorado office.

     o On March 22, 2002, we effected a 4:1 reverse stock split and the symbol for our common stock was changed to NPTI. Information in this report gives effect to the reverse stock split effected on March 22, 2002.

     o In March 2002, the Company submitted applications to open offices in the state of Illinois. The Illinois office was opened in April 2002.

     o On May 31, 2002, we amended our Articles of Incorporation to increase our authorized capital to consist of 85,000,000 shares, including 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Information in this report gives effect to the increase in our authorized capital and decrease in par value.

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

In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), "Accounting for Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under APB Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 is effective July 1, 2000, with certain provisions that are effective retroactively to December 15, 1998 and January 12, 2000. Interpretation 44 did not impact the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. The Company was required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. SFAS No. 133, as amended by SFAS No. 137, did not impact the Company's financial position or results of operations since the Company did not participate in such activities.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

We were required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

Statement 141 required upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we were required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we were required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss is required to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

As of the date of adoption, we had unamortized goodwill in the amount of $24.4 million which was subject to the transition provisions of Statements 141 and
142. Amortization expense related to goodwill was $1.8 million and $1.7 million for the years ended December 31, 2001 and 2000, respectively. We have, as of June 30, 2002, completed the first step of determining the fair value of each reporting unit and comparing it to the reporting unit's carrying amount, and does not believe that an impairment exists.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they occurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, we would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. We do not expect the adoption to have a material impact to our financial position or results of operations.

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

                           Stonefield Josephson, Inc.
           Certified Public Accountants/Business & Personal Advisors
                  Member of DFK and The Leading Edge Alliance



                          INDEPENDENT AUDITORS' REPORT

Board of Directors
The Neptune Society, Inc.
Burbank, California

We have audited the accompanying consolidated balance sheet of The Neptune Society, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of The Neptune Society, Inc. and subsidiaries as of December 31, 2000 and for the year then ended, and for the nine months ended December 31, 1999, as well as the combined financial statements of The Neptune Society (predecessor company) for the three months ended March 31, 1999, were audited by other auditors whose report dated March 16, 2001 included a going concern explanatory paragraph regarding the going concern basis of accounting.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Neptune Society, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




CERTIFIED PUBLIC ACCOUNTANTS


/s/ Stonefield Josephson, Inc.
Santa Monica, California
March 20, 2002 (except for Note 1 and 11, which
  is as of May 16, 2002)

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


March 16, 2001

/s/ KPMG LLP

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31,       December 31,
           ASSETS                                                           2000               2001
                                                                      --------------     --------------
Current assets:
  Cash                                                                 $  1,065,339      $    213,219
  Accounts receivable                                                       234,370         1,751,276
  Prepaid expenses and other current assets                                 121,061           113,644
                                                                      --------------     --------------
          Total current assets                                            1,420,770         2,078,139

Property and equipment, net                                               2,365,806           548,469

Names and reputations, net                                               29,451,385        24,364,472

Non compete agreements, net                                                 474,051            48,333

Deferred financing costs                                                  1,208,081         1,539,132

Deferred charges and other assets                                         2,572,340         4,343,159
                                                                      --------------     --------------
                                                                       $ 37,492,433      $ 32,921,704
                                                                      ==============     ==============
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                    $  5,748,946      $  2,890,215
  Accounts payable                                                        1,399,538         1,700,487
  Accrued and other current liabilities                                   1,132,671         1,478,188
                                                                      --------------     --------------
          Total current liabilities                                       8,281,155         6,068,890
                                                                      --------------     --------------
Long-term debt                                                              100,878         2,291,575
                                                                      --------------     --------------
Convertible debentures                                                    5,937,303         5,000,000
                                                                      --------------     --------------
Other long-term liabilities                                                 467,087           848,861
                                                                      --------------     --------------
Deferred pre-need revenues                                                6,598,247        11,688,952
                                                                      --------------     --------------
Shareholders' equity:
  Common stock, $.001 par value,
    75,000,000 shares authorized, 1,915,343
    and 2,152,952 shares issued and outstanding
    at December 31, 2000 and 2001, respectively                               1,915             2,153
  Additional paid-in capital                                             26,834,648        27,901,241
  Accumulated deficit                                                   (10,728,800)      (20,879,968)
                                                                      --------------     --------------
          Total shareholders' equity                                     16,107,763         7,023,426
                                                                      --------------     --------------
                                                                       $ 37,492,433      $ 32,921,704
                                                                      ==============     ==============


    See accompanying independent auditors' report and notes to consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Predecessor    |
                                                  Company      |                        Successor Company
                                             ----------------  |  -------------------------------------------------------
                                               Three months    |
                                                   ended       |       Nine months
                                                March 31,      |          ended                Years ended December 31,
                                                   1999        |    December 31, 1999           2000              2001
                                              ---------------  |    ------------------    ----------------  ---------------
Revenues:                                                      |
  Services and merchandise                     $   2,128,857   |      $   4,595,014        $    6,187,708    $  11,775,109
  Non-recurring trust liquidation                    525,467   |                  -                     -                -
  Management and finance fees                        307,196   |          1,093,156             1,500,996        1,255,187
                                               --------------- |      ---------------      ----------------  ---------------
          Total revenues                           2,961,520   |          5,688,170             7,688,704       13,030,296
                                               --------------- |      ---------------      ----------------  ---------------
Costs and expenses                                 1,198,469   |          2,252,169             4,451,463        6,263,073
                                               --------------- |      ---------------      ----------------  ---------------
          Gross profit                             1,763,051   |          3,436,001             3,237,241        6,767,223
                                                               |
General and administrative expenses                  748,385   |          2,986,392             5,802,283        7,797,567
                                                               |
Compensation to principal shareholder                430,090   |                  -                     -                -
                                                               |
Amortization and depreciation expense                      -   |          1,069,898             1,886,203        2,081,585
                                                               |
Professional fees                                    535,878   |            339,836             1,244,836        1,765,289
                                                               |
Loss on disposal of assets, net                            -   |                  -                     -        2,759,380
                                               --------------- |      ---------------      ----------------  ---------------
          Total general and administrative                     |
            expenses                               1,714,353   |          4,396,136             8,933,322       14,403,821
                                               --------------- |      ---------------      ----------------  ---------------
Loss from operations                                  48,698   |           (960,135)           (5,696,081)      (7,636,598)
                                                               |
Interest expense                                           -   |          1,183,627             2,485,030        2,514,570
                                               --------------- |      ---------------      ----------------  ---------------
Loss before income taxes                              48,698   |         (2,143,762)           (8,181,111)     (10,151,168)
                                                               |
Income tax (benefit) expense                               -   |           (254,128)              254,128                -
                                               --------------- |      ---------------      ----------------  ---------------
Loss before  cumulative effect of                              |
  change in accounting principle                      48,698   |         (1,889,634)           (8,435,239)     (10,151,168)
                                                               |
Cumulative effect of change in                                 |
  accounting  principle                                    -   |                  -              (403,927)               -
                                               --------------- |      ---------------      ----------------  ---------------
Net loss                                       $      48,698   |      $  (1,889,634)       $   (8,839,166)   $ (10,151,168)
                                               =============== |      ===============      ================  ===============




    See accompanying independent auditors' report and notes to consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                                                Predecessor    |
                                                  Company      |                        Successor Company
                                             ----------------  |  -------------------------------------------------------
                                               Three months    |
                                                   ended       |       Nine months
                                                March 31,      |          ended                Years ended December 31,
                                                   1999        |    December 31, 1999           2000              2001
                                              ---------------  |     ------------------    ----------------  ---------------
                                                               |
Loss per share - basic and diluted                             |
  Loss before cumulative effect of                             |
  change in accounting principle               $          -    |      $       (1.23)        $       (4.75)    $     (5.09)
                                               =============== |      ===============      ================  ==============
                                                               |
  Cumulative effect on prior years of                          |
  changing to a different revenue                              |
  recognition method                           $          -    |      $           -         $       (0.23)    $         -
                                               =============== |      ===============      ================  ===============
                                                               |
Loss per share - basic and diluted             $          -    |      $       (1.23)        $       (4.98)    $     (5.09)
                                               =============== |      ===============      ================  ==============

Weighted average number of shares-                             |
  basic and diluted                                       -    |          1,530,643             1,776,119       1,994,991
                                               =============== |      ===============      ================  ===============






    See accompanying independent auditors' report and notes to consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                         Additional                             Total
                                                Common stock              paid-in         Accumulated      shareholders'
                                             Shares        Amount          capital           deficit           equity
                                          -----------    -----------    -------------    -------------     -------------
Successor Company:
Balance at March 31, 1999                    375,000     $     375       $   200,625      $        -        $   201,000

Exercise of warrants                       1,000,000         1,000           799,000               -            800,000

Issuance of common stock for
  acquisition of Predecessor                 125,000           125         4,999,875               -          5,000,000
                                          -----------    -----------    -------------    -------------     -------------

Balance after effects of
  acquisition of Predecessor               1,500,000         1,500         5,999,500               -          6,001,000
                                          -----------    -----------    -------------    -------------     -------------

Net loss                                           -             -                 -      (1,889,634)        (1,889,634)

Issuance of common stock, net
  of $473,690 of offering costs              143,750           144         6,426,166               -          6,426,310

Issuance of common stock
  for acquisitions                             5,682             5           249,993               -            249,998

Discount on convertible debentures                 -             -           562,000               -            562,000

Detachable warrants issued with
  convertible debentures                           -             -           670,409               -            670,409

Shares issued in connection with
  long-term debt                                   -             -           364,840               -            364,840
                                          -----------    -----------    -------------    -------------     -------------

Balance at December 31, 1999               1,649,432         1,649        14,272,908      (1,889,634)        12,384,923
                                          -----------    -----------    -------------    -------------     -------------

Net loss                                           -             -                 -      (8,839,166)        (8,839,166)

Issuance of common stock, net of
  $82,500 of offering costs                  164,584           165         7,007,330               -          7,007,495

Issuance of common stock for
  acquisitions                                93,327            93         4,988,326               -          4,988,419

Discount on convertible debentures                 -             -           115,000               -            115,000

Compensation related to stock
  options                                          -             -            51,081               -             51,081

Shares issued in connection with
  long-term debt                               8,000             8           400,003               -            400,011
                                          -----------    -----------    -------------    -------------     -------------

Balance at December 31, 2000                1,915,343        1,915        26,834,648     (10,728,800)        16,107,763
                                          -----------    -----------    -------------    -------------     -------------

                                                         (Continued)

    See accompanying independent auditors' report and notes to consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                                                                         Additional                             Total
                                                Common stock              paid-in         Accumulated      shareholders'
                                             Shares        Amount          capital           deficit           equity
                                          -----------    -----------    -------------    -------------     -------------
Net loss                                            -            -                 -       (10,151,168)     (10,151,168)

Discount on convertible debentures                  -            -            60,090                 -           60,090

Compensation related to stock
  options                                           -            -           530,532                 -          530,532

Shares issued in connection with
  long and short-term debt                     96,447           97           476,112                 -          476,209

Issuance of common stock
  related acquisition activities              141,162          141              (141)                -                -
                                       --------------   -----------     ---------------   ---------------  --------------

Balance at December 31, 2001                2,152,952    $   2,153       $27,901,241      $(20,879,968)     $ 7,023,426
                                       ==============   ===========     ===============   ===============  ==============






    See accompanying independent auditors' report and notes to consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Predecessor   |
                                                  Company     |                         Successor Company
                                              --------------- |   -------------------------------------------------------
                                               Three months   |
                                                   ended      |        Nine months
                                                March 31,     |           ended                Years ended December 31,
                                                   1999       |     December 31, 1999           2000              2001
                                              --------------- |     ------------------    ----------------  ---------------
Net loss                                       $      48,698  |       $  (1,889,634)       $  (8,839,166)    $ (10,151,168)
                                                              |
Adjustments to reconcile net loss to net                      |
  net cash provided by (used in) operating                    |
  activities:                                                 |
    Depreciation and amortization                      9,611  |           1,069,898            1,886,203         2,081,585
    Accretion of discount on notes payable                 -  |             932,253              697,783            67,605
  Non-cash interest & amortization of                         |
    deferred finance costs                                 -  |                   -            1,126,306         1,315,279
  Stock issued for professional services                   -  |                   -                    -            31,658
  Stock compensation                                       -  |                   -               51,081           530,532
  Loss on disposal of assets                               -  |                   -                    -         2,759,380
  Deferred tax benefit                                     -  |            (254,128)             254,128                 -
                                                              |
Change in operating assets and liabilities:                   |
  Accounts receivable                                145,811  |            (178,310)             (56,060)       (1,516,906)
  Prepaid expenses and other current assets            4,924  |             (32,642)             (12,710)            7,417
  Deferred charges and other assets                  (65,659) |            (660,101)          (2,481,375)         (320,915)
  Accounts payable                                   306,892  |              10,108              901,531           300,949
  Accrued and other liabilities                      (38,843) |             232,652              823,561          (931,133)
  Deferred preneed revenues                          149,082  |           1,682,014            4,916,233         5,090,705
                                              --------------- |       ---------------      ----------------  ---------------
          Net cash provided by (used for)                     |
            operating activities:                    560,516  |             912,110             (732,485)         (735,012)
                                              --------------- |      ---------------      ----------------  ---------------
Cash flows used for investing activities:                     |
  Purchases of property and equipment                 (7,934) |            (156,872)            (216,803)           (4,404)
  Acquisitions, net of cash acquired                       -  |          (1,814,455)            (703,620)                -
                                              --------------- |      ---------------      ----------------  ---------------
          Net cash used for investing                         |
            activities                                (7,934) |          (1,971,327)            (920,423)           (4,404)
                                                              |
Cash flows provided by (used for) financing                   |
 activities:                                                  |
  Payments on notes payable                                -  |          (4,548,005)         (11,864,781)       (2,412,704)
  Proceeds from issuance of debt, net                      -  |           5,005,439              750,000         2,300,000
  Net proceeds of common stock issued                      -  |           6,426,310            7,007,495                 -
  Proceeds from exercise of warrants                       -  |             800,000                    -                 -
  Distribution to owners                             (64,000) |                   -                    -                 -
                                              --------------- |      ---------------      ----------------  ---------------
          Net cash provided by (used in)                      |
           financing activities                      (64,000) |           7,683,744           (4,107,286)         (112,704)
                                              --------------- |      ---------------      ----------------  ---------------
Net increase (decrease) in cash                      488,582  |           6,624,527           (5,760,194)         (852,120)
Cash, beginning of period                            612,370  |             201,006            6,825,533         1,065,339
                                              --------------- |       ---------------      ----------------  ---------------
Cash, end of period                            $   1,100,952  |       $   6,825,533        $   1,065,339     $     213,219
                                              =============== |       ===============      ================  ===============


    See accompanying independent auditors' report and notes to consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                                                Predecessor   |
                                                  Company     |                         Successor Company
                                             ---------------- |   -------------------------------------------------------
                                               Three months   |
                                                   ended      |        Nine months
                                                March 31,     |           ended                Years ended December 31,
                                                   1999       |     December 31, 1999           2000              2001
                                              --------------- |     ------------------    ----------------  ---------------
Supplemental disclosure of cash flow                          |
 information -                                                |
  cash paid during the period for interest     $           -  |      $       186,921       $      659,000    $   1,132,000
                                              =============== |     ==================    ================  ===============
                                                              |
Supplemental disclosure of noncash                            |
 investing and financing activities:                          |
  Detachable warrants issued with convertible                 |
    debentures                                 $           -  |      $       670,409       $            -   $           -
                                              =============== |     ==================    ================  ===============
  Debt assumed by third party resulting from                  |
    asset sale                                 $           -  |      $             -       $            -   $   1,500,000
                                              =============== |     ==================    ================  ===============
  Debt forgiveness related to asset sale       $           -  |      $             -       $            -   $   1,000,000
                                              =============== |     ==================    ================  ===============
  Discount on note payable                     $           -  |      $       926,840       $      115,000   $      60,090
                                              =============== |     ==================    ================  ===============
  Common stock issued for acquisitions         $           -  |      $     5,249,998       $    4,988,419   $           -
                                              =============== |     ==================    ================  ===============
  Notes issued for acquisition                 $           -  |      $    19,968,529       $    1,000,000   $           -
                                              =============== |     ==================    ================  ===============






    See accompanying independent auditors' report and notes to consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  The Business, Basis of Presentation and Liquidity:

     The Neptune Society, Inc., a Florida Corporation, is the holding company for Neptune America, Inc., a California Corporation. Neptune Management Corporation and Heritage Alternatives, Inc. are wholly owned subsidiaries of Neptune America, Inc. and engage in marketing and administering pre-need and at-need cremation services in California, Colorado, Florida, New York and Washington. The Neptune Society, Inc. operates crematories in Los Angeles, California, Spokane, Washington, Portland, Oregon and Ankeny, Iowa.

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

     The business combination was accounted for using the purchase method of accounting, and the excess of the purchase price over the fair value of identifiable net assets and liabilities acquired, $26,809,237 was recorded as names and reputations. In addition, the Company entered into a three-year $1,000,000 consulting agreement with the former controlling owner of the Predecessor. The financial statements of Lari Corp. prior to April 1, 1999 have not been included as they are not material to the Predecessor Company financial statements. In January 1999, Lari Corp. issued 250,000 shares of common stock and 1,000,000 warrants to purchase common stock for $200,000. The warrants were fully exercised in April 1999 for $800,000 and, with the proceeds from the sale of the 250,000 shares for $200,000, used to fund the acquisition. On April 26, 1999, Lari Corp. changed its name to The Neptune Society, Inc. (the Successor Company). Collectively, the Predecessor Company and Successor Company are herein referred to as the Company.

     Since purchase accounting was reflected on the opening balance sheet of the Successor Company on April 1, 1999, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. Accordingly, a vertical line is shown to separate Successor Company financial statements from those of the Predecessor Company for periods ended prior to April 1, 1999.


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(1)  The Business, Basis of Presentation and Liquidity, Continued:

     Liquidity:

          As of December 31, 2001, the Company has a working capital deficit of $4.0 million and has experienced operating losses over the past three years. The Company has obtained additional financing (see Note 5 and Note 11) and is currently exploring other financing alternatives to further address such working capital deficiency. During the first and second quarters of 2002 the company has raised additional debt and equity financing of approximately $1,700,000 (see Note 11), has generated positive cash flows from operating activities and has sufficient liquidity to continue operations for a reasonable period of time. Accordingly, in management's opinion, the going concern basis of accounting is appropriate for the accompanying financial statements.

(2)  Summary of Significant Accounting Policies:

     Principles of Consolidation:

          The consolidated financial statements as of and for the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001 present the consolidated accounts of The Neptune Society, Inc. and subsidiaries. The operating results of Neptune Society, Inc. for the nine months ended December 31, 1999 equal those for the twelve months ended December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Revenue Recognition:

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




See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued:

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

          The Company is allowed under state regulations in Colorado, Iowa, Washington, Oregon and Florida to retain certain cash receipts received related to services to be performed in the future. These cash receipts are recorded as deferred revenue and recognized when services are provided.

          During the year ended December 31, 2001, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $34,000 and $14,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment.




See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued:

          Pre-need installment sales--The Company also sells pre-need cremation arrangements under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest. To the extent that cash received is not trusted, the Company accounts for this cash as deferred revenue until the transaction qualifies for revenue recognition under the Company's accounting policies. Prior to January 1, 2001, due to the uncertainty of collections of these accounts, the Company recorded these transactions in accordance with the Company's revenue recognition accounting policies as cash was received.

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




See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued:

     Trust Funds:

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

          The Company records deferred revenue to the extent it is not required to place in trust or escrow funds received with respect to pre-need cremation services and merchandise upon which the Company's revenue recognition criteria have not been met. Where revenue is deferred, the related commission costs are deferred until the pre-need contracts are fulfilled (see Note 2 - Deferred Obtaining Costs). Indirect costs of marketing pre-need cremation services are expensed in the period incurred.

          The fair value of the pre-need funeral trust assets summarized below were $36,680,000 and $36,328,000 at December 31, 2000 and 2001,
          respectively, which, in the opinion of management, exceeds the future obligations under such arrangements.

                                                                2000                2001
                                                          --------------    --------------
          Cash and cash equivalents                       $   2,035,000      $   2,235,000
          Fixed income investment contracts                   7,319,000          3,140,000
          Mutual funds and stocks                             4,715,000          2,072,000
          U.S. Government Investments                        20,831,000         28,881,000
          Life insurance                                      1,780,000                  -
                                                          --------------    --------------
                    Total                                 $  36,680,000     $   36,328,000
                                                          ==============    ==============

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


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued:

     Cash and Cash Equivalents:

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Property and Equipment:

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

     Non-Compete Agreements:

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




See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued:

     Advertising:

          Costs of advertising are expensed as incurred. Advertising expense was approximately $59,000, $185,000, $373,000 and $423,000 for the three months ended March 31, 1999, the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

     Income Taxes:

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

     Stock Option Plan:

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans.

     Deferred Obtaining Costs:

          Deferred obtaining costs consist of sales commissions applicable to pre-need cremation service and merchandise sales. These costs are deferred and expensed in the period of performance of the services and delivery of merchandise covered by pre-need arrangements.

     Deferred Financing Costs:

          Under certain debt agreements, the Company is obligated to pay a portion of the lender's expenses and loan origination costs. These costs are deferred and expensed as interest expense over the life of the associated debt.


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(2)  Summary of Significant Accounting Policies, Continued:

     Computation of Earnings (Loss) Per Common Share:

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

     Fair Value of Financial Instruments:

          The carrying amounts of cash and cash equivalents and current receivables and payables approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term fixed rate debt is estimated using future cash flows discounted at rates for similar types of borrowing arrangements and approximates its carrying value.

     Use of Estimates:

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

     Comprehensive Income (Loss):

          Except  for  net  income   (loss)  the  Company   does  not  have  any
          transactions   or  other   economic   events  that  enter  into  other
          comprehensive income (loss) during the periods presented.

(3)  Change in Accounting Principle:

     In response to the Securities and Exchange Commission's issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101), effective January 1, 2000, the Company changed its accounting policies applicable to pre-need merchandise sales. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company.



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(3)  Change in Accounting Principle, Continued:

     In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in a pre-need arrangement to include conditions beyond current state regulations. As of January 1, 2000, the Company has included a definitive delivery date, the requirement that stored merchandise be segregated and specifically identified by customer, not subject to being used to fill other orders, and exchange for a different piece of merchandise at a later date is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. Since the additional criteria had not been met for pre-need merchandise sales for the nine months ended December 31, 1999 a cumulative effect adjustment of $404,000 or $0.23 per diluted share, was recorded at January 1, 2000 representing the cumulative effect of deferring revenues of $488,000 on those sales for which additional revenue recognition criteria had not been met. The Company deferred revenues of $4,326,000 and $5,097,000, respectively, for the years ended December 31, 2000 and 2001 until such time as the additional criteria noted above has been satisfied. Future pre-need merchandise sales will be recognized upon satisfaction of the Company's current revenue recognition policy.

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


(4)  Property and Equipment:

     Property and equipment is summarized as follows:

                                                                  2000                2001
                                                             --------------      ------------
       Land                                                  $   1,000,000       $         -
       Building                                                    404,000                 -
       Furniture and fixtures                                      195,828           143,606
       Nautical equipment                                          110,000           110,000
       Automobiles                                                 117,308            97,611
       Equipment                                                   461,963           416,971
       Leasehold improvements                                      322,935           191,882
                                                             --------------      ------------
       Total property and equipment                              2,612,034           960,070
       Less accumulated depreciation and amortization              246,228           411,601
                                                             --------------      ------------
                 Property and equipment, net                 $   2,365,806       $   548,469
                                                             ==============      ============


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(5)  Long Term Debt:

     Long-term debt at December 31, 2000 and 2001, respectively, is as follows:

                                                                                         2000                2001
                                                                                    --------------      ------------
           13% Convertible debentures, non-amortizing, interest accruing at 13% per year payable monthly at 6.5% per year, due
             February 24, 2005. See (b) below.                                      $   5,000,000       $  5,000,000

           Note payable, non-amortizing, interest accruing at 9% per year on $5,635,905 payable in monthly installments of $37,006.
             Non-interest bearing on $9,238,313. Balance due in three
             payments of $4,874,216, $5,275,562, and $4,724,440, on
             January 3, 2000 and July 31, 2000 and 2001, respectively. In
             July 2000, this note was amended to extend the due date of
             $4,724,440 to July 31, 2001. Secured by a first trust deed
             on all assets of the Company. See (a) & (e) below.                         4,724,440          2,391,940

           Note payable to a private investor, non-interest bearing, non-
             amortizing, due on September 30, 2001. 3,000 shares of the
             Company's common shares were issued in connection with the transaction. The value of these shares is being amortized
             over the life of the note.  See (c) below.                                 1,000,000          1,000,000

           Note payable, non-amortizing, interest accruing at 19.98% payable
             monthly due December 2002.  See (k) below.                                         -            800,000

           Note payable, non-amortizing, non-interest bearing due July
             2003. See (l) below.                                                               -            350,000

           8% Convertible debentures, non-amortizing, interest accruing at
             8% per year payable monthly, due July 17, 2003. The balance is net of unaccreted discount of $0, arising from the beneficial
             conversion feature of the debentures.  See (d) & (m) below.                  937,503                  -

           13% Convertible debentures, non-amortizing, interest accruing at
             12% per year payable monthly, due July 31, 2003.  See (g) &
             (m) below.                                                                         -             75,000

           Notes payable, non-interest bearing payable in monthly
             installments of $15,000, due November 2003 and February
             2004. The balance is net of unaccreted discount of $60,090.
             See (i) below.                                                                     -            369,872

           Note payable, interest accruing at 10% payable in monthly
             installments of $14,000, due July 2003.  See (j) below.                            -             94,102


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(5)  Long Term Debt, Continued:

                                                                                         2000                2001
                                                                                    --------------      ------------
           Notes payable, interest accruing at 9% payable in monthly
             installments of $1,244 and $980, respectively, both notes
             due May 31, 2002.                                                             35,184             10,876

           Line of credit, interest accruing at 9%, interest only payable
             monthly, maximum limit $100,000, principal due April 1, 2002.                 90,000             90,000
                                                                                    --------------      ------------
                                                                                       11,787,127         10,181,790
           Less current installments                                                    5,748,946          2,890,215
                                                                                    --------------      ------------
                                                                                     $  6,038,181       $  7,291,575
                                                                                    ==============      ============


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



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(5)  Long Term Debt, Continued:

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

     (d) On July 17, 2000, the Company issued a three-year $1,000,000 convertible debenture in connection with the purchase of the Portland acquisition at an interest rate of 8%, payable in monthly installments. The debenture is convertible into 20,833 shares of the Company's common stock upon election of the holder at any time between the first anniversary of the closing date and the due date. The intrinsic value of the beneficial conversion feature, $115,000 was recorded as a credit to additional paid-in-capital and a discount to the carrying value of the debentures. The discount is being accreted to the redemption price of the debentures and results in an effective interest rate of 11.8%. Upon the Company's notification of the intention to redeem the debenture, the holder has the right to convert the debenture, or accept the cash payment and receive a warrant to purchase shares of the Company's common stock calculated by dividing the then principal amount by $48.00 at the time of the redemption. The warrant shall be exercisable until July 2003. The Company granted the purchaser piggyback registration rights pursuant to which the Company agreed to register the purchasers' common stock in the event the Company filed a registration statement, at the Company's expense, to register any of the Company's securities for the Company's own account or for the account of other security holders.

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


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(5)  Long Term Debt, Continued:

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



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(5)  Long Term Debt, Continued:

     (l) In December 2001, the Company executed an agreement with Mr. Weintraub and the Weintraub Trust ("Weintraub") to restructure the remaining $2.7 million of acquisition debt, previously due January 2002, at 12% interest per annum. On December 28, 2001, the Company paid Weintraub $333,000 of note principle, and agreed to amortize $963,000 over 18 months and make a lump-sum payment of $1,429,000 in July 2003. Also as a part of the agreement, the Company paid $168,000 in loan fees related to previous loan restructurings, issued a 13% non-amortizing, note payable of $350,000 due July 31, 2001 for additional loan fees related to this restructuring and issued Weintraub 75,000 shares of the Company's common stock valued to $126,000. The value of the shares and the cash loan fees is being amortized to interest expense over the life of the note. The Company and Weintraub further agreed to either mutual releases with insurers and/or Weintraub to forebear from suing insurers. (See Note 8, "Litigation".) The Company also paid-out the remainder of all payments due over Weintraub's consulting agreement in the amount of $355,000 and terminated the agreement.

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

     The aggregate maturities of long-term borrowings after consideration of unaccreted discount at December 31, 2001 are as follows:

        Year ended December 31,
            2002                                       $      2,890,214
            2003                                              2,222,796
            2004                                                 68,780
            2005                                              5,000,000
                                                       ----------------
                                                       $     10,181,790



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(6)  Shareholders' Equity:

     Common Stock

     In January 1999, The Neptune Society, Inc., the Successor, issued 250,000 shares of common stock at $0.80 per share in a private placement. In addition, four share purchase warrants were issued with each share. In April 1999, the Company received gross proceeds of $800,000 from the exercise of the share purchase warrants. In July 1999, the Company entered into a private placement Agency Agreement for the sale of 145,834 shares of the Company's common stock at $48.00 per share. During 1999, 143,750 shares were sold under such agreement for gross proceeds of $6,900,000. The remaining 2,084 shares were sold for gross proceeds of $100,000 in January 2000. The Company paid an agency fee of $420,000 in connection with such private placement.

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

     Stock Option Plan

     In 1999, the Board of Directors of the Company adopted the 1999 Stock Incentive Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), stock options non-qualified and deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Stock Option Plan, 225,000 shares are reserved for issuance. During the year ended December 31, 2001, 484,296 options to acquire common stock were granted at an exercise price of $3.64 to $56.08 per share, which was equal to the market value on such date. The options vest one year from the date of grant and expire three years from the date of grant. 35,438 options were canceled during 2001. At December 31, 2001 and 2000, 9,750 and 66,563 options, respectively, were available for grant.

     During the year ended December 31, 2000, 87,500 options to acquire common stock were granted at exercise prices ranging from $48.48 to $57.00 per share. The options vest one year from the date of grant and expire three years from the date of grant. In addition, 35,750 options were canceled during the year.



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(6)  Shareholders' Equity, Continued:

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

                                                                         2000                               2001
                                                              ---------------------------        --------------------------
                                                                                  Average                           Average
                                                                                 Exercise                          Exercise
                                                              Number               Price         Number              Price
                                                              ------               -----         ------              -----
               Outstanding, beginning of year                 106,688           $   47.00        158,438           $   49.28
               Granted                                         87,500           $   51.28        484,296           $    5.40
               Cancelled                                      (35,750)          $       -        (35,438)          $       -
               Outstanding, end of year                       158,438           $   49.28        607,296           $   14.36
               Exercisable, end of year                        64,438           $   47.00        277,756           $   29.93


     The  following   table  further   describes  the  Company's  stock  options
     outstanding as of December 31, 2001:

                                                             Number of           Weighted        Weighted
                                                              options             average         average         Number
                                                            outstanding       remaining life  exercise price   excercisable
                                                            -----------       --------------  --------------   ------------
               $0 to $4.00                                        2,500            2.80         $   3.64                -
               $4.01 to $6.00                                   392,046            9.50         $   4.40          119,319
               $6.01 to $11.00                                   88,500            2.40         $  10.00                -
               $45.01 to $48.00                                  67,313            1.00         $  47.00           80,937
               $48.01 to $50.00                                  20,719            1.17         $  48.48           31,000
               $50.01 to $54.00                                  32,218            1.60         $  53.12           42,500
               $54.01 to $60.00                                   4,000            1.56         $  56.08            4,000
                                                          -------------         ---------       --------      -----------
                         Total                                  607,296            6.74         $  14.36          277,756
                                                          =============         =========       ========      ===========

     SFAS 123 applies only to options granted since April 1, 1999. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates for awards under those plans, in accordance with SFAS 123, net earnings and earnings per share for the years ended December 31, 2000 and 2001 would have been as follows:

                                                                  2000                2001
                                                            ----------------   ---------------
         Net loss:  as reported                             $   (8,839,166)    $  (10,151,168)
                                                            ================   ===============
                    pro forma                               $  (10,396,000)    $  (12,563,891)
                                                            ================   ===============
         Basic and diluted loss per common share:
                    as reported                             $        (4.98)    $        (5.09)
                                                            ================   ===============
                    pro forma                               $        (5.85)    $        (6.30)
                                                            ================   ===============


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(6)  Shareholders' Equity, Continued:

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


(7)  Acquisitions:

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

     The amounts and components of the purchase price and the allocation of the purchase price to assets and liabilities acquired are as follows:

        Cash (including $310,000 of transaction costs)         $      1,310,000
        Common stock                                                  5,000,000
        Fair value of $21,000,000 of notes issued                    19,968,529
                                                               -----------------
                                                               $     26,278,529

        Property and equipment                                 $        326,774
        Names and reputations                                        26,809,237
        Current liabilities                                            (857,482)
                                                               -----------------
                                                               $     26,278,529



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(7)  Acquisitions, Continued:

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



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(7)  Acquisitions, Continued:

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

     Pursuant to the Oregon businesses purchase agreement, if the value of the common stock (based on the average trading price for the 60 day period preceding the first trading day following July 17, 2001) issued to the former owners of the Portland Business was less than $3,885,000, the Company would pay the owners the difference between $3,885,000 and the value of the shares in cash or, at the Company's option, common stock of Neptune Society. In August 2001, the Company issued 140,424 shares of common stock to the former owners of the Portland Business under this agreement.

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



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(7)  Acquisitions, Continued:

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

     Sale of Portland Assets

     During the fourth quarter 2001 as part of the Company's overall business strategy to focus on its pre-need marketing and sales operations, the
     Company determined that it was in its best interest to restructure its Oregon operations to dispose of certain physical assets related to the Portland Business and the Portland Property for the purposes of (i) reducing the liabilities of Wilhelm Mortuary, Inc. to CMC and Green Leaf; and (ii) focusing its resources on marketing and selling pre-need contracts on a national basis using third party independent contractors to provide at-need services. Effective December 31, 2001, the Company sold substantially all of the assets related to the Portland Business and the Portland Property to Western Management Services, L.L.C., an Oregon limited liability company managed by Michael Ashe ("Western"), under the terms of an asset purchase agreement (the "Portland Purchase Agreement"). In connection with the acquisition of the Portland Business and the Portland Property (collectively, the "Portland Assets"), Mr. Ashe's employment agreement with Neptune Management was terminated in its entirety and Mr. Ashe entered into a consulting agreement with the Company to provide consulting services to the Company. Under the terms of the Portland Purchase Agreement, the Company agreed to the following:

     i) Western would purchase the assets related to the Portland Business and the Portland Property in consideration of (a) assuming $1,500,000 of Wilhelm's obligations under the Green Leaf Note, (b) assuming Neptune Society's obligations under the CMC Debenture in the amount of $1,000,000, and (c) entering into a service agreement to provide Neptune Society at-need services in connection with pre-need services sold within 100 miles of Portland, Oregon;

     ii) Wilhelm would (a) pay $75,000 of the principal balance due under the Green Leaf Note, (b) restructure terms of the Green Leaf Note to extend the due date to July 31, 2002, and (c) obtain the consent of Green Leaf related to Western's assumption of the obligations under the Green Leaf Note;

     iii) Neptune Society and CMC would amend and restate the CMC Debenture to delete the conversion features of the CMC Debenture and obtain the consent of CMC related to Western's assumption of the obligations under the CMC Debenture; and

     iv) Western's obligations are secured by a security interest in the asset of the Portland Business granted to Wilhelm and a deed of trust on the Portland Property, each of which is subordinate to Green Leaf's security interest and deed of trust and to CMC's deed of trust.



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(7)  Acquisitions, Continued:

     In connection with the sale of the Portland Assets, the Company amended the terms of a $1 million convertible debenture issued to Community Memorial Centers, L.L.C., a limited liability company. David Schroeder, the Chief Operating Officer, President and Director, and Michael Ashe, the Former Vice President of Operations, are members of Community Memorial Centers, L.L.C.

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

     Future minimum lease payments under non-cancelable operating leases at December 31, 2001 are as follows:

         Year ending December 31,
             2002                                  $          434,182
             2003                                             409,765
             2004                                             239,803
             2005                                             219,214
             2006                                             160,883
             Thereafter                                       251,875
                                                   ------------------

                                                   $        1,715,722

     Litigation

     During March 1998, the Department of Consumer Affairs, Funeral and Cemetery Division (the "Department") commenced an administrative proceeding alleging various statutory and regulatory violations arising from an incident occurring at the Heritage Crematory. This proceeding was settled by the Predecessor Company agreeing to sell its business by a date certain or surrender its funeral director's license. A sale of the Predecessor Company to Lari Corp, Inc. (see Note 1) was concluded in March 1999. The Department granted the Company a transfer of the funeral establishment license on July 22, 2000, with the same probationary terms and conditions applicable to the Neptune Group. These conditions require the Company to comply with the California regulatory requirements related to the Company's business of providing cremation services and marketing pre-need plans for one year, or as long as Mr. Weintraub continues to be a shareholder of the Company.



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(8)  Commitments and Contingencies, Continued:

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



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(8)  Commitments and Contingencies, Continued:

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




See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(9)  Income Taxes:

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

     Income tax (benefit) expense for the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001 is summarized below.

                                                                1999           2000              2001
                                                                ----           ----              ----
         Current expense:
           Federal                                       $            -    $           -    $            -
           State                                                    800              800                 -
                                                         --------------    -------------    --------------
         Total current                                              800              800                 -
                                                         --------------    -------------    --------------
         Deferred (benefit) expense:
           Federal                                             (217,629)         217,629                 -
           State                                                (37,299)          35,699                 -
                                                         --------------    -------------    --------------
         Total deferred                                        (254,928)         253,328                 -
                                                         --------------    -------------    --------------
         Income tax (benefit) expense                    $     (254,128)   $     254,128    $            -
                                                         ==============    =============    ==============

     Income tax (benefit) expense differs from the expected statutory amount for the nine months ended December 31, 1999 and the years ended December 31, 2000 and 2001 as follows:

                                                                 1999           2000              2001
                                                                 ----           ----              ----
          Expected income tax expense (benefit)           $     (728,879)   $  (2,781,578)   $   (3,451,937)
          State income tax, net of federal benefit              (125,076)        (477,319)         (600,701)
          Nondeductible goodwill                                 377,682          592,632           832,602
          Change in valuation allowance                          200,773        2,822,093         2,780,000
          Other                                                   21,372           98,300           440,036
                                                          --------------    -------------    --------------
                                                          $     (254,128)   $     254,128    $            -
                                                          ==============    =============    ==============



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(9)  Income Taxes, Continued:

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 is presented below:

                                                                    2000                        2001
                                                                    ----                        ----
        Deferred tax assets:
          Deferred revenue                                   $       2,628,372         $        3,976,400
          State taxes                                                      272                          -
        Net operating loss                                           1,395,566                  3,350,600
        Other                                                           23,333                     84,600
                                                             -----------------         ------------------
        Total gross deferred tax assets                              4,047,543                  7,411,600

        Valuation allowance                                         (3,022,866)                (5,802,600)
                                                             -----------------         ------------------
        Net deferred tax assets                                      1,024,677                  1,609,000

        Deferred tax liability -
          deferred commissions                                      (1,024,677)                (1,609,000)
                                                             -----------------         ------------------
        Net deferred taxes                                   $               -         $                -
                                                             =================         ==================

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



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(10) Selected Quarterly Financial Data (Unaudited)

     The quarterly results of operations for fiscal 2001 and 2000 were as follows:

                                               In Thousands, Except Per Share Data

                                                          First           Second             Third           Fourth
                                                         quarter          quarter           quarter          quarter
                                                         -------          -------           -------          -------
         FISCAL 2001:
           Net revenues                              $     2,689       $     3,184      $     3,854       $     3,302
           Gross profit                                    1,304             1,797            2,250             1,416
           Operating loss                                 (1,172)           (1,243)            (412)           (4,809)
           Loss before cumulative effect of change
             in accounting principle                      (1,791)           (1,669)          (1,083)           (5,608)
           Net loss                                       (1,791)           (1,669)          (1,083)           (5,608)

           Basic loss per share cumulative effect
             of change in accounting principle            (0.92)           (0.88)            (0.52)           (2.68)
           Basic net loss per share (1)              $    (0.92)           (0.88)            (0.52)           (2.68)

         FISCAL 2000:
           Net revenues                              $     1,602             1,664            1,992             2,430
           Gross profit                                      651               631              747             1,208
           Operating loss                                 (1,407)           (1,367)          (1,691)           (1,231)
           Loss before cumulative effect of change
             in accounting principle                      (1,855)           (1,789)          (3,144)           (1,647)
           Net loss                                       (2,259)           (1,789)          (3,144)           (1,647)

           Basic loss per share cumulative effect
             of change in accounting principle            (1.12)           (1.04)            (1.72)           (0.88)
           Basic net loss per share (1)              $    (1.36)           (1.04)            (1.72)           (0.88)


     (1) Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.
     (2) The Neptune Group was acquired March 31, 1999. As a result, operating results for 1999 reflect the nine-month period ended December 31, 1999.


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(11) Subsequent Events:

     On January 2, 2002, the Company began operations out of its Colorado office.

     Effective as of March 22, 2002, the Company effected a 4 for 1 reverse split of its common stock. Information contained in these Consolidated Financial Statements gives effect to the reverse stock split.

     On March 27, 2002, the Company entered into a private placement agreement for the sale of 1,388,889 shares of the Company's common stock at $1.08 per share. On March 29, 2002, the Company received $1,400,000 of the $1,500,000 of gross proceeds due.

     On March 28, 2002, the Company paid $700,000 of its $1,000,000 PIC note payable (see Note 5).

     On May 31, 2002, the Company amended its Articles of Incorporation to increase its authorized capital to consist of 85,000,000 shares, including 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value. Retroactive effect has been made for the change in all periods presented.


(12) New Accounting Pronouncements:

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The  Company  is  required  to  adopt  the   provisions  of  Statement  141
     immediately and Statement 142 effective January 1, 2002.

     Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.


See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(12) New Accounting Pronouncements, Continued:

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



See accompanying independent auditors' report.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

(12) New Accounting Pronouncements, Continued:

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




See accompanying independent auditors' report.

ITEM 14.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. Not Applicable.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                              NEPTUNE SOCIETY, INC
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report                                                 15

Independent Auditors' Report                                                 16

Audited Consolidated Financial Statements:

     Consolidated Balance Sheets                                             17

     Consolidated Statements of Operations                                18-19

     Consolidated Statements of Shareholders' Equity                      20-21

     Consolidated Statements of Cash Flows                                22-232

     Notes to Consolidated Financial Statements                              24


     (a)  Exhibits


      Exhibit
      Number        Description
      ------        -----------
       3.1(1)       Articles of  Incorporation  of L R Associates,  Inc.,  filed
                    January 4, 1985
       3.2(1)       Articles of Amendment of L R Associates,  Inc. changing name to Lari Corp., filed August 3, 1998
       3.3(1)       Articles of Amendment of Lari Corp. changing name to Neptune
                    Society, filed April 26, 1999
       3.4(1)       Articles of Amendment of Neptune  Society filed May 9, 2000, effecting a combination of the Corporation's shares of common stock

      Exhibit
      Number        Description
      ------        -----------
       3.5(1)       Bylaws of Neptune Society
       3.6(6)       Articles of Amendment of The Neptune Society, Inc.
      10.1(1)       Form of Stock Option Plan
      10.2(1)       Share Purchase  Agreement dated for reference March 26, 1999 by and  between  Lari  Acquisition  Company,  Inc.,  Emanuel
                    Weintraub  Inter Vivos  Trust,  Emanuel  Weintraub,  Neptune
                    Management  Corp.,  Heritage  Alternatives,   Inc.,  Neptune
                    Pre-Need Plan, Inc. and Lari Corp.
      10.3(1)       Share Purchase Agreement dated March 31, 1999 by and between
                    Lari  Acquisition  Company,  Inc.,  Lari Corp.  and  Stanley
                    Zicklin
      10.4(1)       Share Purchase Agreement dated March 31, 1999 by and between
                    Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman
      10.5(1)       Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition  Company,  Inc.,  Neptune  Society  and  Stanley
                    Zicklin
      10.6(1)       Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition   Company,   Inc.,  Neptune  Society,   Emmanuel
                    Weintraub and Emmanuel Weintraub Inter Vivos Trust
      10.7(1)       Interest  Purchase  Agreement  dated for reference March 31,
                    1999 by and between  Neptune  Management  Corp.  Lari Corp.,
                    Lari Acquisition  Company,  Inc. and the limited partners of
                    Neptune-Los  Angeles,  Ltd.,  Neptune-Santa  Barbara,  Ltd.,
                    Neptune-Miami,    Ltd.,   Neptune-St.    Petersburg,   Ltd.,
                    Neptune-Ft.   Lauderdale,   Ltd.,   Neptune-Nassau,    Ltd.,
                    Neptune-Yonkers, Ltd.
      10.8(1)       Interest  Purchase  Agreement  dated for reference March 31,
                    1999 by and between Heritage Alternatives, Inc., Lari Corp.,
                    Lari Acquisition  Company,  Inc. and the limited partners of
                    Heritage Alternatives, L.P.
      10.9(1)       Consulting  Agreement  dated  March 31,  1999 by and between
                    Lari Acquisition Company, Inc. and Emanuel Weintraub
      10.10(1)      Amendment to  Consulting  Agreement  dated August 1, 1999 by and  between  Lari  Acquisition  Company,  Inc.  and Emanuel
                    Weintraub
      10.11(1)      $19,000,000  Promissory  Note dated  March 31,  1999 by Lari
                    Acquisition Company, Inc.
      10.12(1)      Amendment  to  $19,000,000  Promissory  Note dated August 1,
                    1999 by Lari Acquisition  Company,  Inc. in favor of Emanuel
                    Weintraub Inter Vivos Trust
      10.13(1)      $2,000,000  Promissory  Note  dated  March 31,  1999 by Lari
                    Acquisition Company, Inc.
      10.14(1)      Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari  Acquisition  Company,  Inc.  in  favor  of  Emanuel
                    Weintraub Inter Vivos Trust
      10.15(1)      Pre-Need  Trust  Agreement  dated  October  1,  1993  by and between Neptune Management Corp. and Sunbank/South  Florida,
                    N.A.
      10.16(1)      Asset Purchase Agreement dated March 31, 1992 by and between
                    Heritage  Cremation  Services,  Inc., Joseph Estephan,  Elie
                    Estephan and Emanuel Weintraub
      10.17(1)      Form of Commissioned Contractor Agreement
      10.18(1)      Agency  Agreement  dated for reference  July 22, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
      10.19(1)      Amendment  to Agency  Agreement  dated August 5, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
      10.20(1)      Form of Subscription Agreement
      10.21(1)      Form of Registration Rights Agreement
      10.22(1)      Debenture and Warrant Purchase  Agreement dated November 24,
                    1999.
      10.23(1)      Form of Convertible Debenture
      10.24(1)      Asset  Purchase  Agreement  dated  December 31, 1999, by and among  Neptune  Society,  Crematory  Society of  Washington,
                    Inc., and John C. Ayres.
      10.25(1)      Asset Purchase  Agreement dated March 15, 2000, by and among
                    Neptune  Society,  Cremation  Society  of Iowa,  Inc.,  Dave
                    Noftsger, and John Bethel

      Exhibit
      Number        Description
      ------        -----------
      10.26(1)      Asset Purchase Agreements and Merger Agreement dated July 5,
                    2000,  by and  among  Neptune  Society,  Heritage  Memorial,
                    Community  Memorial  Centers,  David Schroeder,  and Michael
                    Ashe
      10.26(1)      Agency  Agreement  dated for reference  July 31, 2000 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
      10.27(2)      Employment  Agreement  by and  between the Company and Marco
                    Markin
      10.28(2)      Employment  Agreement  by and  between the Company and David
                    Schroeder
      10.29(2)      Employment  Agreement  by and between the Company and Rodney
                    M. Bagley
      10.30(2)      Memorandum of  Understanding  by and between the Company and
                    Private Investment Company
      10.31(2)      Loan  Agreement   dated  August  8,  2001  with  Green  Leaf
                    Investors I, LLC, a California limited liability company
      10.32(2)      Warrant issued to Green Leaf
      10.33(2)      Guaranty issued to Green Leaf
      10.34(3)      Second Debt Restructuring Agreement
      10.35(3)      Third Debt Restructuring Agreement
      10.36(4)      Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management  Services,  L.L.C., an Oregon
                    limited  liability  company,   Wilhelm  Mortuary,   Inc.,  a
                    corporation  incorporated  under  the  laws of the  State of
                    Oregon,   and  The   Neptune   Society,   Inc.,   a  Florida
                    corporation,   and  Neptune  Society  of  America,  Inc.,  a
                    California corporation .
      10.37(4)      Service  Agreement  effective  as of March 8,  2002,  by and between  Western  Management  Services,  L.L.C.,  an  Oregon limited liability company, and The Neptune Society,  Inc., a
                    Florida Corporation.
      10.38(4)      Note  Extension  And  Assumption  Agreement  effective as of
                    January  31,  2002,  and  is  made  by and  between  Western
                    Management  Services,  L.L.C.,  an Oregon limited  liability company, Wilhelm Mortuary, Inc., an Oregon corporation,  The
                    Neptune  Society,  Inc.,  a  Florida  corporation,   Neptune
                    Society of America,  Inc.,  a  California  corporation,  and
                    Green Leaf Investors I, LLC, a California  limited liability company.
      10.39(4)      Convertible  Debenture in the  principal  amount of $75,000, due July 31, 2002,  issued to Green Leaf Investors I, LLC, a
                    California limited liability company.
      10.40(4)      Debenture and Warrant  Amendment  Agreement  effective as of
                    December 31, 2001, by and between The Neptune Society, Inc., a Florida  corporation,  CapEx,  L.P.,  a  Delaware  limited partnership,  and D.H. Blair Investment Banking Corp., a New
                    York corporation.
      10.41(4)      Form of CapEx, L.P. Debenture Amendment
      10.42(4)      Form  of  D.H.  Blair  Investment  Banking  Corp.  Debenture
                    Amendment
      10.43(4)      Form of Warrant Amendment
      10.44(5)      Form of 13.75% Convertible Debenture
      99.1          Certification of Chief Financial Officer
      99.2          Certification of Chief Executive Officer
---------------------
(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10Q (for the Period  ended June 30,
     2001) on August 14, 2001.
(3)  Previously filed as an exhibit to Form 10Q/A (for the Period ended June 30,
     2001) on August 20, 2001.
(4) Previously filed as an exhibit to Form 10-K (for the year ended December 31, 2001) on April 1, 2002.
(5) Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)  Previously filed on Form 8-K on June 3, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of The Neptune Society, Inc. in the capacities and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----



/s/ Marco Markin              Chief Executive Officer and     September 13, 2002
-------------------------     Director (principal executive
Marco Markin                  officer)



/s/ David Schroeder           Chief Operating Officer,        September 13, 2002
-------------------------     President and Director
David Schroeder


/s/Rodney Bagley              Chief Financial Officer,        September 13, 2002
-------------------------     Secretary and Director
Rodney Bagley                 (principal financial officer)


/s/ Bryan G. Symington Smith  Director                        September 13, 2002
-------------------------
Bryan G. Symington Smith


/s/ Anthony George            Director                        September 13, 2002
-------------------------
Anthony George




Certifications

Certification of Chief Financial Officer

I, Rodney Bagley, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Neptune Society, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:   September 13, 2002

                                         /s/ Rodney Bagley
                                         --------------------------------------
                                         Rodney Bagley, Chief Financial Officer



Certification of Chief Executive Officer

I, Marco Markin, certify that:

1. I have reviewed this annual report on Form 10-K/A of The Neptune Society, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:   September 13, 2002

                                           /s/ Marco Markin
                                           -------------------------------------
                                           Marco Markin, Chief Executive Officer