Form 10-Q
period 2002-09-30
NEPTUNE SOCIETY INC/FL
filed 2002-11-14
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to __________________

                        Commission file number: 000-30480



                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                  59-2492929
-----------------------------------        -------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

   4312 Woodman Avenue, 3rd Floor,
   Sherman Oaks, California 91505                         91423
-----------------------------------        -------------------------------------
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

4,157,090 shares of Common Stock, $0.001 par value, outstanding as of November 7, 2002.

                            The Neptune Society, Inc.
                                    Form 10-Q
                                      Index

                                                                            Page

PART 1  --  FINANCIAL INFORMATION..............................................1

Item 1: Financial Statements...................................................1

Item 2: Management's  Discussion and Analysis of Financial Condition
        and Results of Operations..............................................9

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedures..............................................19

PART II  --  OTHER INFORMATION................................................19

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities................................................20

Item 3.  Defaults Upon Senior Securities......................................20

Item 4.  Submission of Matters to a Vote of  Security Holders.................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................21

                         PART 1 -- FINANCIAL INFORMATION

Item 1: Financial Statements

                 Neptune Society, Inc.
              Consolidated Balance Sheets
       September 30, 2002 and December 31, 2001


                                        ------------------    -----------------
                                        September 30, 2002    December 31, 2001
                                        ------------------    -----------------
                   Assets
Current assets:
Cash                                   $           513,364              213,219
Accounts receivable                              2,292,610            1,751,276
Prepaid expenses and other
 current assets                                    101,322              113,645
                                                   -------              -------

               Total current assets              2,907,296            2,078,139

Property and equipment, net                        496,094              548,469
Names and reputations, net                      24,374,713           24,364,472
Non compete agreements, net                         12,082               48,333
Deferred financing costs                         1,108,553            1,539,132
Deferred charges and other assets                6,365,797            4,343,159
                                                 ---------            ---------

                                                35,264,535           32,921,704
                                                ==========           ==========

       Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt                2,365,319            2,890,215
Accounts payable                                 1,223,573            1,700,487
Accrued and other current liabilities            1,652,106            1,478,188
                                                 ---------            ---------

               Total current liabilities         5,240,998            6,068,889

Long-term debt                                     266,715            2,291,575
Convertible debentures                           5,861,653            5,000,000
Other long-term liabilities                      1,080,575              848,861
Deferred pre-need revenues                      17,569,354           11,688,952
                                                ----------           ----------

                                                30,019,295           25,898,278
Shareholders' equity:
Common stock                                         4,157                2,153
Additional paid-in capital                      30,513,681           27,901,241
Accumulated deficit                            (25,272,598)         (20,879,968)
                                               -----------          -----------

               Total shareholders' equity        5,245,240            7,023,426
                                                 ---------            ---------

                                       $        35,264,535           32,921,704
                                                ==========           ==========

See accompanying notes to consolidated financial statements.

                              Neptune Society, Inc.
                      Consolidated Statements of Operations
                 Three and Nine Months ended September 30, 2002

                                     ---------------   ---------------      ------------------   ------------------
                                      Three months      Three months
                                     ended September   ended September      Nine months ended    Nine months ended
                                        30, 2002          30, 2001          September 30, 2002   September 30, 2001
                                     ---------------   ---------------      ------------------   ------------------
Revenues:
Services and merchandise           $       2,562,381         3,599,326              8,015,748            8,712,407
Management and finance fees                  216,237           255,308                655,121            1,015,466
                                     ---------------   ---------------      ------------------   ------------------
             Total revenues                2,778,618         3,854,634              8,670,869            9,727,873

Costs and expenses                         1,520,376         1,604,905              4,337,910            4,376,677
                                     ---------------   ---------------      ------------------   ------------------
             Gross profit                  1,258,242         2,249,729              4,332,959            5,351,196

General and administrative
   expenses                                2,334,199         1,866,244              6,347,950            5,779,131
Amortization and depreciation
   expense                                    72,107           518,506                203,897            1,576,278
Professional fees                            153,388           277,020                526,469              823,183
                                     ---------------   ---------------      ------------------   ------------------
Total general and administrative
   expenses                                2,559,694         2,661,770              7,078,316            8,178,592
                                     ---------------   ---------------      ------------------   ------------------

Income (Loss) from operations             (1,301,452)         (412,041)            (2,745,357)          (2,827,396)

Interest expense                             531,684           671,125              1,647,273            1,716,043
                                     ---------------   ---------------      ------------------   ------------------
Loss before income taxes                  (1,833,136)       (1,083,166)            (4,392,630)          (4,543,439)

Income tax expense                                 -                 -                      -                    -
                                     ---------------   ---------------      ------------------   ------------------

             Net loss              $      (1,833,136)       (1,083,166)            (4,392,630)          (4,543,439)
                                     ===============   ===============      ==================   ==================


Loss per share - Basic and Diluted $           (0.45)            (0.54)                 (1.29)               (2.31)

Weighted average number of shares-
 Basic and Diluted                         4,077,251         2,010,159              3,394,493            1,966,660

See accompanying notes to consolidated financial statements.

                              Neptune Society, Inc.
                      Consolidated Statements of Cash Flows
             Three and Nine Months ended September 30, 2002 and 2001

                                            ------------------      ------------------     -----------------     ------------------
                                            Three Months Ended      Three Months Ended     Nine Months Ended     Nine Months Ended
                                            September 30, 2002      September 30, 2001     September 30,2002     September 30, 2001
                                            ------------------      ------------------     -----------------     ------------------
Net loss                                  $        (1,833,136)             (1,083,166)           (4,392,630)            (4,543,439)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
    Depreciation and amortization                      72,107                 518,506               203,897              1,576,278
    Accretion of discount on notes payable             42,844                   5,200                93,045                 62,699
    Non-cash interest & amortization of
     deferred finance                                 314,042                 484,575               951,189              1,050,159
    Stock issued for professional services                  -                       -                     -                      -
    Stock compensation                                 81,243                  75,000               237,301                455,532
    Loss on disposal of assets                              -                       -                     -                      -
    Deferred tax benefit                                    -                       -                     -                      -
 Change in operating assets and liabilities:
    Accounts receivable                               (74,425)               (459,133)             (541,335)            (1,537,681)
    Prepaid expenses and other current assets         114,274                  65,654                12,322                 25,759
    Deferred charges and other assets              (1,266,695)               (353,445)           (2,269,456)            (1,401,826)
    Accounts payable                                 (165,125)                439,854              (476,914)               119,147
    Accrued and other liabilities                     738,049                 111,737               847,965                453,484
    Deferred pre-need revenues                      1,927,115                 389,189             5,880,402              3,779,813
                                                    ---------                 -------             ---------              ---------
Net cash provided by (used in) operating
  activities                                          (49,708)                193,971               545,786                 39,925
                                                    ---------                 -------             ---------              ---------

Cash flows from investing activities:
 Purchases of property and equipment                  (16,847)                   (669)             (115,271)                (8,198)
 Acquisitions, net of cash acquired                         -                       -               (10,240)                     -
                                                    ---------                 -------             ---------              ---------
Net cash used in investing activities                 (16,847)                   (669)             (125,511)                (8,198)
                                                    ---------                 -------             ---------              ---------

Cash flows from financing activities:
 Payments on notes payable                           (306,912)             (2,006,197)           (1,820,129)            (2,018,173)
 Proceeds from issuance of debt, net                        -               1,500,000               200,000              1,500,000
 Net proceeds of common stock issued                        -                       -             1,500,000                      -
                                                    ---------                 -------             ---------              ---------
Net cash provided by (used in) financing
 activities                                          (306,912)               (506,197)             (120,129)              (518,173)
                                                    ---------                 -------             ---------              ---------

Net increase (decrease) in cash                      (373,467)               (312,895)              300,145               (486,446)

Cash, beginning of period                             886,831                 891,788               213,219              1,065,339
                                                    ---------                 -------             ---------              ---------

Cash, end of period                       $           513,364                 578,893               513,364                578,893
                                                    =========                 =======               =======                =======

Supplemental disclosure of cash flow
 information - Cash paid during the
 period for Interest                      $           174,798                 181,350               603,039                603,185
                                                    =========                 =======               =======                =======

See accompanying notes to consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

                                   (Unaudited)

(1)  The Business

     The Neptune Society, Inc., (the "Company") a Florida Corporation, is the holding company for Neptune America, Inc., a California Corporation. On March 31, 1999, the Company acquired a group of private companies engaged in marketing and administering pre-need and at-need cremation services in California, Florida and New York. The business combination was accounted for using the purchase method of accounting, and the excess of the purchase price over the fair value of identifiable net assets acquired, $26,809,237, was recorded as names and reputations. The Company currently operates
     crematories  in  Los  Angeles,   California,   Ankeny,  Iowa  and  Spokane,
     Washington.

     As of September 30, 2002, the Company had a working capital deficit of approximately $2.3 million. The Company is currently exploring various financing alternatives to address such working capital deficiency.

(2)  Interim Financial Statements (Unaudited)

Basis of Presentation

     The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 include the accounts of the Company and all majority-owned subsidiaries and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared in a manner consistent with the accounting policies described in the annual report on Form 10-K filed with the Securities and Exchange Commission (the "Commission") for the year ended December 31, 2001, and should be read in conjunction therewith. Operating results for interim periods are not necessarily indicative of the results that may by expected for the full year period.

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

     During the three months ended September 30, 2002, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $15,000 and $6,000, respectively, related to the fiscal year 2000 cumulative effect of change in accounting principle adjustment. During the nine months ended September 30, 2002, the Company recognized previously deferred pre-need merchandise revenues and costs of approximately $38,000 and $15,000, respectively related to the above-mentioned cumulative effect of change in accounting principle adjustment.

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

(3)  Computation of Earnings (Loss) Per Common Share

     Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2002, options to purchase 607,296 of common stock at prices ranging from $10.00 to $56.04 per share, 13% convertible debentures (which are convertible into 1,666,667 shares of common stock at $3.00 per share with detachable warrants to purchase 200,000 shares of common stock at $3.00 per share) and 13.75% convertible debentures (which are convertible into 893,045 shares of common stock at $1.20 per share), were not included in the computation of diluted loss per share because the effect would be antidilutive.

     For the three and nine months ended September 30, 2001, options to purchase 17,046 and 235,671 shares, respectively, of common stock at prices ranging from $10.00 to $56.04 per share and 13% convertible debentures (which are convertible into 125,000 shares of common stock at $40.00 per share with detachable warrants to purchase 50,000 shares of common stock at prices ranging from $41.68 to $50.00 per share) and 8% convertible debentures (which are convertible into 20,833 shares of common stock at $48.00 per share), were not included in the computation of diluted loss per share because the effect would be antidilutive.

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

     On July 31, 2002, the holder of a 13%, $75,000 convertible debenture maturing July 31, 2002 converted its debenture into 225,000 shares of the Company's common stock.

     During the three and nine months ended September 30, 2002, no options to acquire common stock were granted. 2,625 options were canceled during the three- and nine-month periods ended September 30, 2002.

     At September 30, 2002, 4,157,090 shares of the Company's common stock were issued and outstanding.

(5)  Debt

     Long-term debt at September 30, 2002 and December 31, 2001, respectively, is as follows:

                                             September 30,          December 31,
                                                 2002                   2001
13% Convertible debentures,
  due February 24, 2005.                    $   5,000,000             5,000,000

Note payable, amortizing,
  interest accruing at 13%, due
  July 31, 2003.                                1,955,181             2,391,940

Note payable to a private investor,
  non-interest bearing, non-amortizing,
  due on September 30, 2001.                            -             1,000,000

13.75%  Convertible  debentures,
  non-amortizing,  due March 2004.
  The balance is net of unaccreted
  discount of $210,000. (c)                       790,000               800,000

Note payable, 13% non-amortizing,
  due July 2003.                                  350,000               350,000

13% Convertible debentures,
  non-amortizing due July 31, 2002. (d)                 -                75,000

Notes  payable,  due November  2003
  and February  2004.  The balance is
  net of unaccreted discount of $38,014.          256,947               369,872

Note payable, non-interest bearing
  revolving debt.                                  39,203                94,102

Notes payable, interest accruing
  at 9%, due May 31, 2002.                              -                10,876

Line of credit, interest accruing
  at 9%, due April 1, 2002 (e).                         -                90,000

13.75% Convertible debentures,
  non-amortizing,  due April 2004. (b)             71,653                     -

Note  payable,  non-amortizing,
  due  April  2005.  The  balance
  is  net  of unaccreted discount of $3,615. (a)   30,703                     -
                                                  -------               -------
                                                8,493,687            10,181,790
  Less current installments                     2,365,319             2,890,215
                                                ---------             ---------
                                       $        6,128,368             7,291,575
                                               ==========             =========

a) In April 2002, the Company issued an amortizing, non-interest bearing, note payable in the amount of $34,318 in connection with the purchase of vehicles. The note was collateralized by the vehicle. The note was discounted to its approximate fair market value.

b) In May 2002, the Company issued 13.75% convertible debentures in the principal amount of $71,653 to certain convertible debt holders in connection with their exercise of preemptive rights granted under the terms of a Debenture and Warrant Amendment Agreement dated effective December 31, 2001. The convertible debentures are convertible into common stock at $1.20 per share.

c) In May 2002, the Company completed a private placement of 13.75% convertible debentures in the principal amount of $1,000,000 to CCD Consulting Commerce Distribution AG in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. The convertible debenture is exercisable for shares of common stock of The Neptune Society, Inc. at $1.20 per share. The Company became obligated to issue 83,333 shares of the Company's common stock as a loan conversion fee. These debentures automatically convert into common shares at $1.20 per share on March 31, 2004. The Company granted resale registration rights to this investor.

d) In July 2002, a 13% convertible debenture in the principal amount of $75,000 due July 31, 2002 was converted by Green Leaf Investors I, LLC into 225,000 shares of our common stock.

e) In July 2002, the Company terminated a line-of-credit acquired with the Portland, Oregon businesses.

f) The Company has an obligation under Convertible Debentures dated December 24, 1999, due February 24, 2005 in the initial principal amount of $5,000,000 to maintain a fixed charge coverage ratio (the "Coverage Ratio"). Although the Company is current in all our debt obligations under the debentures, the Company did not maintain the Coverage Ratio for the quarter ended September 30, 2002. If the holders provide the Company with written notice, the Company would have 30 days to meet the Coverage Ratio or the holders could accelerate the due date of the debentures, which would have a material adverse affect on the Company's business and results of operations. The holders have not provided the Company with written notice. A default under the debentures could cause the Company to default under other obligations.

(6)  Income Taxes

     As a result of the Company's continuing losses, during the three and nine months ended September 30, 2002, the Company did not recognize any tax benefit related to its tax net operating losses.

(7)  Contingent Liabilities

     The Company guaranteed the obligations of Wilhelm Mortuary, Inc. ("Wilhelm"), a wholly-owned subsidiary, to Green Leaf Investors I, LLC ("Green Leaf") in the principal amount of $1.5 million due July 31, 2002. This obligation was assumed by Western Management Services, LLC ("Western") in connection with the sale of the assets of Wilhelm. The Company remains obligated under its guarantee to Green Leaf, which is secured by a security interest granted in the Company's assets. On August 12, 2002, the Company received notice that Western and Green Leaf agreed in principle to extend the due date of the note to November 1, 2002. The Company anticipates that Western will satisfy the obligation in full in November, 2002.

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

     The Company adopted the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002.

     Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss was measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this the Company identified its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then had six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which were measured as of the date of adoption. This second step was required to be completed no later than the end of the year of adoption. Any transitional impairment loss was recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of the date of adoption, the Company had unamortized goodwill in the amount of $24.4 million which was subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.8 million and $1.7 million, respectively, for the years ended December 31, 2001 and 2000. The Company has, as of September 30, 2002, completed the first step of determining the fair value of each reporting unit and comparing it to the reporting unit's carrying amount, and does not believe that an impairment exists.

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

     The Company  was  required  to adopt  Statement  144 no later than the year beginning after December 15, 2001. Accordingly, the Company adopted Statement 144 in the first quarter of 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Issued 4/02)" which the Company does not believe will materially affect our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on our results of operations or financial position.

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

Overview

     We are a provider of cremation services in North America. As of November 13, 2002, we operate 18 locations serving Arizona, California, Colorado, Florida, Illinois, Iowa, Oregon, New York and Washington. Our strategy is to grow by: (i) initiating start-up operations; (ii) selectively acquiring small, family-owned cremation service providers strategically located across the United States; (iii) operating all of our locations under one nationally branded name, "The Neptune Society" (where permitted); (iv) avoiding direct competition with the larger competitors in the death care industry by concentrating solely on marketing and selling cremation services and cremation products; and (v) improving revenue and profitability of newly acquired operations by consolidating administrative and management functions within our organization. We believe that implementing these initiatives are critical to achieving profitability and are our most important challenges in competing effectively in the death care industry.

     We have made no acquisitions since August 2000. We opened offices in the suburbs of Denver, Colorado, Chicago, Illinois, and Tempe, Arizona in January 2002, June 2002, and September 2002, respectively.

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

                         SELECTED FINANCIAL INFORMATION

     The selected financial information presented below as of and for the three and nine months ended September 30, 2002 and 2001 are derived from our unaudited condensed consolidated financial statements. The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the unaudited condensed consolidated financial statements and accompanying notes.

                                     Three Months      Three Months      Nine Months       Nine Months
                                        Ended             Ended             Ended            Ended
                                     September 30,     September 30,    September 30,     September 30,
(in 000's except number of offices)     2002              2001              2002             2001
                                     ------------      ------------      -----------       -----------

INCOME STATEMENT DATA:
Total Revenue                        $      2,779            3,855             8,671            9,728
Gross Profit                                1,258            2,250             4,333            5,351
General and Administrative
  Expenses                                  2,334            1,866             6,348            5,779
Professional Fees                             153              277               526              823
Amortization and Depreciation
  Expense                                      72              519               204            1,576
Operating Loss                             (1,301)            (412)           (2,745)          (2,827)
Interest Expense                              532              671             1,647            1,716
Net Loss                                   (1,833)          (1,083)           (4,393)          (4,543)
Loss per share                        $     (0.45)           (0.54)            (1.29)           (2.31)

The following table set forth the Company's comparable financial information as a percentage of revenues:

Total Revenue                            100%             100%              100%             100%
Gross Profit                              45%              58%               50%              55%
General and Administrative Expenses       84%              48%               73%              59%
Professional Fees                          6%               7%                6%               8%
Amortization and Depreciation Expense      3%              13%                2%              16%
Operating Loss                           -47%             -11%              -32%             -29%
Interest Expense                          19%              17%               19%              18%
Net Loss                                 -66%             -28%              -51%             -47%

BALANCE SHEET DATA:
                                           September            December 31,
                                             2002                   2001
                                             ----                   ----
(in 000's except number of offices)       (unaudited)            (audited)
                                          -----------            ---------

Current Assets                           $     2,907                2,078
Current Liabilities                            5,241                6,069
Long-Term Debt                                   267                2,292
Convertible Debentures                         5,862                5,000
Shareholders' Equity                     $     5,245                7,023

OTHER DATA:
Number of Offices                                 18                   18

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001:

Results of Operations

     The following discussion compares our results of operations for the three and nine months ended September 30, 2002 to our results of operations for the three and nine months ended September 30, 2001.

Revenues
--------

     Effective on October 1, 2001, we adopted changes to our inventory management policy in an effort to reduce expenses related to storing certain delivered merchandise in connection with the sale of pre-need contracts. We will continue to deliver and store certain merchandise sold in connection with pre-need sales contracts as required by applicable law, but because this certain merchandise is identical in each pre-need contract, we will no longer segregate and specifically identify such merchandise by customer. As a result of this change in our inventory management policy, we will not continue to recognize revenue on the sale of certain future pre-need merchandise sales. Merchandise and service sales of $5,880,000 were deferred during the nine months ended September 30, 2002. Our change in inventory management is expected to result in an improvement in cash flow and a reduction in the revenue we recognize from sales of pre-need contracts. We anticipate recognizing cost savings of approximately $300,000 during the year ending December 31, 2002. See "Liquidity and Capital Resources."

     Whether pre-need merchandise and service revenues were recognized or not recognized, there was no effect on our cash flows during the three- and nine-month periods ended September 30, 2002 and 2001, respectively, except for the cash effect of our change in inventory management policy.

     Cremation service and merchandise revenues were $2,562,000 for the three months ended September 30, 2002 compared to $3,599,000 for the same period in 2001, a decrease of $1,037,000 or 28.8%. The decrease was primarily due to our decision to change our inventory management policy on October 1, 2001. We recognized pre-need merchandise revenues of $393,000 during the three months ended September 30, 2002 compared to $1,460,000 for the same period in 2001. The decrease was partially off-set by increased travel plan sales, $748,000 during the quarter ended September 30, 2002, compared to $530,000 during the same quarter in 2001.

     Cremation service and merchandise revenues were $8,016,000 for the nine months ended September 30, 2002 compared to $8,712,000 for the same period in 2001, a decrease of $697,000 or 8.0%. The decrease was primarily due to our decision to change our inventory management policy on October 1, 2001. We recognized pre-need merchandise revenues of $1,206,000 during the nine months ended September 30, 2002 compared to $2,062,000 for the same period in 2001. The decrease was partially off-set by increased travel plan sales, $2,226,000 during the nine months ended September 30, 2002, compared to $1,418,000 during the same period in 2001. This increase was partially off-set by a reduction in cremation service revenues. The reduction of cremation revenues resulted primarily from the sale of our crematory business in Portland, Oregon.

     During the three months ended September 30, 2002 and 2001, pre-need merchandise and service revenues of $1,927,000 and $389,000, respectively, were deferred as we did not meet our revenue recognition criteria. The $1,538,000 or 395.4% increase was due to our decision to change our inventory management policy on October 1, 2001.

     During the nine months ended September 30, 2002 and 2001, pre-need merchandise and service revenues of $5,880,000 and $3,780,000, respectively, were deferred as we did not meet our revenue recognition criteria. The $2,100,000 or 55.6% increase was due to our decision to change our inventory management policy on October 1, 2001.

     We opened new offices in the suburbs of Denver, Colorado in January 2002, Chicago, Illinois in June 2002 and Tempe, Arizona in September 2002. We did not acquire or open any new properties or offices during the same nine month-period in 2001. We operated 18 offices at September 30, 2002.

     Cremation service and merchandise revenues related to new office openings after December 31, 2000 were $143,000 and $245,000 for the three and nine month periods ended September 30, 2002.

     Revenues earned for the three months ended September 30, 2002 and 2001 from trust fund management and finance fees were $216,000 and $255,000, respectively. Trust fund management and finance fees declined $39,000 or 15.3%, when compared to the same quarter in 2001. Trust fund management fees decreased $19,000 or 11.3% as a result of declining investment yields. Finance fees decreased $15,000 or 18.5% due to a decrease in pre-need contracts sold on an installment sales basis.

     Revenues earned for the nine months ended September 30, 2002 and 2001 from trust fund management and finance fees were $655,000 and $1,015,000, respectively. Trust fund management and finance fees declined $360,000 or 35.5%, when compared to the same period in 2001. Trust fund management fees decreased $122,000 or 21.2% as a result of declining investment yields. Finance fees decreased $223,000 or 53.2% due to a decrease in pre-need contracts sold on an installment sales basis.

Costs and Expenses and Gross Profit
-----------------------------------

     Direct costs and expenses were $1,520,000 or 54.7% of revenues for the three months ended September 30, 2002 compared to $1,605,000 or 41.6% of revenues for the comparable period in 2001. The $85,000 or 5.3% decrease was primarily attributable to the deferral of certain pre-need contract acquisition costs, reduced variable costs related to travel revenues and the sale of our Portland, Oregon crematory operations. These cost reductions were partially off-set by the costs to open new offices. The gross profit during the three months ended September 30, 2002 was $1,258,000 or 45.3% of total revenues compared to $2,250,000 or 58.4% for the comparable period in 2001, a $991,000 or 44.1% decrease.

     The gross profit margin for the three months ended September 30, 2002 decreased 22.4% compared to the same period in 2001. The decrease was due primarily to the deferral of pre-need merchandise revenues in the third quarter of 2002.

     Direct costs and expenses were $4,338,000 or 50.0% of revenues for the nine months ended September 30, 2002 compared to $4,377,000 or 45.0% of revenues for the comparable period in 2001. The $39,000 or 0.9% decrease was primarily attributable to the deferral of certain pre-need contract acquisition costs and the sale of our Portland, Oregon crematory operations. These cost reductions were partially off-set by the costs to open new offices. The gross profit during the nine months ended September 30, 2002 was $4,333,000 or 50.0% of total revenues compared to $5,351,000 or 55.0% for the comparable period in 2001, a $1,018,000 or 19.0% decrease.

     The gross profit margin for the nine months ended September 30, 2002 decreased 9.1% over the comparable 2001 period. The decrease was due primarily to the deferral of pre-need merchandise revenues during the first nine months of 2002.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses for the three months ended September 30, 2002 were $2,334,000 or 84.0% of revenues. General and administrative expenses for the three months ended September 30, 2001 were $1,866,000 or 48.4% of revenues. General and administrative expenses increased $468,000 or 25.1% in the third quarter of 2002 compared to 2001 due primarily to additional costs associated with supporting an increased number of geographic locations and activities related to seeking financing to recapitalize the company and fund expansion. These increased costs were partially off-set by reduced general and administrative costs resulting from the sale of our crematory in Portland, Oregon.

     General and administrative expenses for the nine months ended September 30, 2002 were $6,348,000 or 73.2% of revenues. General and administrative expenses for the nine months ended September 30, 2001 were $5,779,000 or 59.4% of revenues. General and administrative expenses increased $569,000 or 9.8% in the first nine months of 2002 compared to 2001 due primarily to additional costs associated with supporting an increased number of geographic locations and activities related to seeking financing to recapitalize the company and fund expansion. These increased costs were partially off-set by reduced general and administrative costs resulting from the sale of our crematory in Portland, Oregon.

Amortization and Depreciation Expenses
--------------------------------------

     Amortization   and   depreciation   expenses  were  $72,000  and  $519,000,
respectively, for the three months ended September 30, 2002 and 2001. Amortization and depreciation expenses were $204,000 and $1,576,000, respectively, for the nine months ended September 30, 2002 and 2001. The decrease in amortization and depreciation expenses resulted from the adoption of FASB Statements No. 141 and 142 and the divestiture of the Portland, Oregon properties. See "New Accounting Pronouncements."

Professional Fees
-----------------

     Professional fees were $153,000 or 5.5% of revenues for the three months ended September 30, 2002 compared to $277,000 or 7.2% of revenues for the three months ended September 30, 2001. Professional fees were $526,000 or 6.1% of revenues for the nine months ended September 30, 2002 compared to $823,000 or 8.5% of revenues for the nine months ended September 30, 2001. The decreases in the three- and nine-month periods were primarily due to the completion of the registration of our common stock with Securities and Exchange Commission in June 2001 and the settlement of a certain trademark infringement claim in October 2001. Professional fees primarily related to general business matters and audit and tax services. Professional fees also include $167,000 of consulting fees paid by us to the former principal shareholder for marketing and sales consultation services in the first nine months of 2001. The consulting agreement with the former principal shareholder was terminated effective December 31, 2001, and we incurred no consulting fees as a result of that agreement in 2002.

Interest Expense
----------------

     Interest expense was $532,000 or 19.1% of revenues for the three months ended September 30, 2002 compared to $671,000 or 17.4% of revenues for the three months ended September 30, 2001. Interest expense was $1,647,000 or 19.0% of revenues for the nine months ended September 30, 2002 compared to $1,716,000 or 17.6% of revenues for the nine months ended September 30, 2001. Interest expense decreased primarily due to the amortization of certain acquisition debt and deferred financing costs incurred to acquire or refinance certain debt during the fourth quarter of 2001 and/or the first half of 2002. Interest expense also decreased as a result of disposition of certain debt in connection with the sale of our Portland crematory and building and the July 2001 expiration of a "stock purchase guarantee" obligation related to a July 2000 restructuring of acquisition debt.

Net Loss
--------

     Net loss was $1,833,000  ($0.45 per share) and $1,083,000 ($0.54 per share)
for the three months ended September 30, 2002 and 2001, respectively. Net loss was $4,393,000 ($1.29 per share) and $4,543,000 ($2.31 per share) for the nine months ended September 30, 2002 and 2001, respectively. During the comparative three-month periods, we deferred net earnings of $1,216,000 and $36,000, respectively, as we did not meet our revenue recognition criteria. During the nine-month comparative periods, we deferred net earnings of $3,880,000 and $2,378,000, respectively, as we did not meet our revenue recognition criteria. The net loss related to each respective period also differed for the other reasons described above.

Liquidity and Capital Resources

     At September 30, 2002, we had current assets of $2,907,000, which is comprised of $513,000 in cash, $2,293,000 in accounts receivable and $101,000 in prepaid expenses and other current assets. We had total current liabilities of $5,241,000, comprised mainly of $1,224,000 in accounts payable, $1,652,000 in accrued liabilities, and $2,365,000 in the current portion of long-term debt. We had long-term debt of $267,000, convertible debentures with a carrying value of $5,862,000 and other long-term liabilities of $1,081,000. We also had deferred pre-need revenue of $17,569,000. We had a working capital deficit of $2,334,000 at September 30, 2002.

Debt Obligations
----------------

As of September 30, 2002, we had the following debt obligations:

Obligations as of September 30, 2002:                 Principal        Monthly       Interest  Due
                                                         Due           Payment       Rate      Date

Convertible debentures                                5,000,000        Interest      13.00%    Feb-2005
Convertible debentures                                   71,653        Interest      13.75%    Apr-2004

Note payable (original acquisition debt)              1,955,181        Prin. & Int.  13.00%    Jul-2003
Convertible debentures, net discount of $210,000        790,000        Interest      13.75%    Mar-2004
Notes payable, net discount of $38,014                  256,947        Principal     11.87%    Nov-2003
Note payable                                            350,000        Interest      13.00%    Jul-2003
Note payable                                             39,203        Principal      0.00%           *
Notes payable, net discount of $3,615                    30,703        Prin. & Int.  10.00%    Apr-2005
                                                      ---------
                                                      8,493,687
    Obligations coming due over next 12 months     $  2,365,319
                                                      ---------

    Long-term obligations at carrying value        $  6,128,368
                                                      =========

*  Revolving note

     We had net cash (used by) provided by operating activities of $(50,000) and $194,000 for the three months ended September 30, 2002 and 2001, respectively. We had net cash provided by operating activities of $546,000 and $40,000 for the nine months ended September 30, 2002 and 2001, respectively. Interest paid for the three months ended September 30, 2002 and 2001 was $175,000 and $181,000, respectively. Interest paid for the nine months ended September 30, 2002 and 2001 was $603,000 and $603,000, respectively.

     In addition, we guaranteed the obligations of Wilhelm Mortuary, Inc., our wholly-owned subsidiary, to Green Leaf Investors I, LLC in the principal amount of $1.5 million due July 31, 2002, secured by a security interest granted in our assets. This obligation was assumed by Western Management Services, LLC in connection with the sale of the assets and properties used in our Portland, Oregon crematory operations by Wilhelm. We did not included a reserve in our financial statements in connection with our guarantee, which is disclosed as a contingent liability under Note 7 of our financial statements. We anticipate that Western Management Services, LLC will satisfy this obligation in November, 2002.

     In July 2002, a 13% convertible debenture in the principal amount of $75,000 due July 31, 2002 was converted by Green Leaf Investors I, LLC into 225,000 shares of our common stock.

     In July 2002, we terminated a line-of-credit acquired with the Portland, Oregon businesses.

     We have an obligation under Convertible Debentures dated December 24, 1999, due February 24, 2005 in the initial principal amount of $5,000,000, to maintain a fixed charge coverage ratio (the "Coverage Ratio"). Although we are current in all our debt obligations under the debentures, we did not maintain the Coverage Ratio for the quarter ended September 30, 2002. If the holders provide us with written notice, we would have 30 days to meet the Coverage Ratio or the holders could accelerate the due date of the debentures, which would have a material adverse affect on our business and results of operations. The holders have not provided us with written notice. A default under the debentures could cause us to default under other obligations.

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

     Management has revised its plan of operation for the fiscal year ending December 31, 2002 as a result of weaker than anticipated sales of pre-need contracts during the first nine months of 2002. As a result, our plan of operations differs from projections made in our annual report on Form 10-K for the year ended December 31, 2001. Set out below is a summary of our revised Plan of Operation for the fiscal year ending December 31, 2002.

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

Working capital: Management had a net working capital deficit of approximately $2,334,000 as of September 30, 2002. We had current assets of $2,907,000, offset by the current portion of long-term debt of $2,365,000 coming due over the next twelve months. See "Liquidity & Capital Resources". The remainder relates to accounts payable of $1,224,000 and accrued expenses of $1,652,000 in connection with our on-going operations.

Interest payments: We carry outstanding debt, including convertible debt, requiring annual cash interest payments of approximately $1.1 million, payable in monthly installments for the year ending December 31, 2002. There is no guarantee that any convertible debt will be converted; therefore the maximum amount of interest payments have been projected.

Capital   Expenditures:   We  anticipate  capital   expenditures  to  amount  to
approximately $200,000 for the year ending December 31, 2002. These expenditures include office furniture and telephone and computer equipment.

     We anticipate that we will have to raise capital during the next 12 months to meet our obligations under the portions of long-term debt due. See "Liquidity and Capital Resources". We intend to raise the capital required to fund our financing needs by issuance of debt and equity. There can be no assurance financing will be available or accessible on reasonable terms. Our management has also been exploring a variety of other options to meet our obligations and future capital requirements, including the possibility of debt financing, business combination or a leveraged buyout.

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

New Accounting Pronouncements
-----------------------------

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

     Statement 141 will require upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of earnings.

     As of the date of adoption, we had unamortized goodwill in the amount of $24.4 million which was subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $1.8 million and $1.7 million, respectively, for the years ended December 31, 2001 and 2000. We have, as of September 30, 2002, completed the first step of determining the fair value of each reporting unit and comparing it to the reporting unit's carrying amount, and does not believe that an impairment exists.

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

     We were required to adopt Statement 144 no later than the year beginning after December 15, 2001. Accordingly, we adopted Statement 144 in the first quarter of 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on our financial statements because the impairment assessment under Statement 144 was largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Issued 4/02)" which we do not believe will materially affect our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We believe that this SFAS will not have a significant impact on our results of operations or financial position.

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

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

     On June 13, 2002, the Iowa State Board of Mortuary Science Examiners (No. 01-011, DIA No. 01DPHMS002 and No. 01-015, DIA No. 01DPHMS001) issued an order against our Iowa operations and an employee of the Neptune Society under the Iowa Code for failure to comply with appropriate procedures related to its operations. Under the order, our license to operate a funeral establishment and cremation establishment in Iowa was suspended for a period of thirty days; we were required to make arrangements during the period of suspension with other licensed funeral and/or cremation establishments to provide funeral or cremation services; we were required to pay a civil penalty in the amount of $7,500 and we were placed on probation for a period of two years, subject to certain terms and conditions. On June 26, 2002, we filed a rehearing application with the Iowa Board, which was denied by order dated July 9, 2002. On July 18, 2002, we filed a petition with the Iowa State Board of Mortuary Science requesting a temporary stay of the 30-day suspension of our Iowa office's license. Our petition for the temporary stay was denied on July 24, 2002. At the instruction of our legal counsel in Iowa, our Iowa office surrendered its license on July 23, 2002 and our Iowa office suspended providing cremation services for a 30-day period ending on August 23, 2002. Our Iowa office's license was reinstated on August 23, 2002. On September 18, 2002, our Iowa office was served with a subpoena issued by the Iowa Board of Mortuary Science requesting the records related to services provided to two clients on July 20, 2002, in connection with the Board's investigation of whether our Iowa office performed services while its license was suspended. We have received no further notices from the Iowa Board of Mortuary Science concerning this investigation. We believe these services were performed prior to the suspension period and that our Iowa office is in compliance with the Board's June 13, 2002 order.

     We are not currently subject to any other material litigation proceeding. We are party to other legal proceedings in the ordinary course of its business, but do not expect the outcome of any of other proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Changes in Securities.

     In July 2002, a 13% convertible debenture in the principal amount of $75,000 due July 31, 2002 was converted by Green Leaf Investors I, LLC into 225,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     On July 1, 2002, we entered into an agreement for Mr. Irving to act as our Chief Operating Officer. Mr. Irving's annual base compensation is $144,000 per annum, and a bonus of no less than 25% of base compensation upon successful performance as defined by us. We are obligated to grant stock options to purchase 50,000 shares of its common share at $2.00 per share. Such stock options shall vest June 30, 2003. The term of the agreement extends to June 30, 2005, unless terminated prior to that date. We may terminate the agreement upon written notice and payment of any and all balances due. Mr. Irving may terminate the agreement upon four weeks written notice.

     In October 2002, we filed a Form S-1 Registration Statement under the Securities Act of 1933 (the "S-1 Registration Statement"). The S-1 Registration Statement registered for resale shares of our common stock issued or issuable pursuant to certain debentures convertible into our common stock or warrants to purchase shares of our common stock. Total shares of approximately 4,900,000 were included in the S-1 Registration Statement. The Registration Statement was declared effective on November 13, 2002.

     On October 1, 2002, David Schroeder resigned as a director of The Neptune Society, Inc. On October 21, 2002, Mr. Schroeder resigned as president of The Neptune Society, Inc. and entered into a Consulting Agreement to provide services as our Senior Vice President of Operations and Development. The Consulting Agreement was effective October 1, 2002.

Item 6. Exhibits and Reports on Form 8-K.

                               (a) EXHIBIT INDEX

        Exhibit
        Number      Description
        ------------------------------------------------------------------------

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

        Exhibit
        Number      Description
        ------------------------------------------------------------------------
        10.17(1)    Form of Commissioned Contractor Agreement
        10.18(1)    Agency  Agreement  dated for reference  July 22, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.19(1)    Amendment  to Agency  Agreement  dated August 5, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.20(1)    Form of Subscription Agreement
        10.21(1)    Form of Registration Rights Agreement
        10.22(1)    Debenture and Warrant Purchase  Agreement dated November 24,
                    1999.
        10.23(1)    Form of Convertible Debenture
        10.24(1)    Asset  Purchase  Agreement  dated  December 31, 1999, by and among  Neptune  Society,  Crematory  Society of  Washington,
                    Inc., and John C. Ayres.
        10.25(1)    Asset Purchase  Agreement dated March 15, 2000, by and among
                    Neptune  Society,  Cremation  Society  of Iowa,  Inc.,  Dave
                    Noftsger, and John Bethel
        10.26(1)    Asset Purchase Agreements and Merger Agreement dated July 5,
                    2000,  by and  among  Neptune  Society,  Heritage  Memorial,
                    Community  Memorial  Centers,  David Schroeder,  and Michael
                    Ashe
        10.27(1)    Agency  Agreement  dated for reference  July 31, 2000 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.28(2)    Employment  Agreement  by and  between the Company and Marco
                    Markin
        10.29(2)    Employment  Agreement  by and  between the Company and David
                    Schroeder
        10.30(2)    Employment  Agreement  by and between the Company and Rodney
                    M. Bagley
        10.31(2)    Memorandum of  Understanding  by and between the Company and
                    Private Investment Company
        10.32(2)    Loan  Agreement   dated  August  8,  2001  with  Green  Leaf
                    Investors I, LLC, a California limited liability company
        10.33(2)    Warrant issued to Green Leaf
        10.34(2)    Guaranty issued to Green Leaf
        10.35(3)    Second Debt Restructuring Agreement
        10.36(3)    Third Debt Restructuring Agreement
        10.37(4)    Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management  Services,  L.L.C., an Oregon
                    limited  liability  company,   Wilhelm  Mortuary,   Inc.,  a
                    corporation  incorporated  under  the  laws of the  State of
                    Oregon,   and  The   Neptune   Society,   Inc.,   a  Florida
                    corporation,   and  Neptune  Society  of  America,  Inc.,  a
                    California corporation.
        10.38(4)    Service  Agreement  effective  as of March 8,  2002,  by and between  Western  Management  Services,  L.L.C.,  an  Oregon limited liability company, and The Neptune Society,  Inc., a
                    Florida Corporation.
        10.39(4)    Note  Extension  And  Assumption  Agreement  effective as of
                    January  31,  2002,  and  is  made  by and  between  Western
                    Management  Services,  L.L.C.,  an Oregon limited  liability company, Wilhelm Mortuary, Inc., an Oregon corporation,  The
                    Neptune  Society,  Inc.,  a  Florida  corporation,   Neptune
                    Society of America,  Inc.,  a  California  corporation,  and
                    Green Leaf Investors I, LLC, a California  limited liability company.
        10.40(4)    Convertible  Debenture in the  principal  amount of $75,000, due July 31, 2002,  issued to Green Leaf Investors I, LLC, a
                    California limited liability company.
        10.41(4)    Debenture and Warrant  Amendment  Agreement  effective as of
                    December 31, 2001, by and between The Neptune Society, Inc., a Florida  corporation,  CapEx,  L.P.,  a  Delaware  limited partnership,  and D.H. Blair Investment Banking Corp., a New
                    York corporation.
        10.42(4)    Form of CapEx, L.P. Debenture Amendment
        10.43(4)    Form  of  D.H.  Blair  Investment  Banking  Corp.  Debenture
                    Amendment
        10.44(4)    Form of Warrant  Amendment

        Exhibit
        Number      Description
        ------------------------------------------------------------------------
        10.45(5)    Form of Debenture
        10.46       Employment  Agreement by and between the Company and Douglas
                    Irving
        99.1        Section 906 Certificate of Chief Executive Officer
        99.2        Section 906 Certificate of Chief Financial Officer

----------
(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10-Q (for the Period ended June 30,
     2001) on August 14, 2001.
(3) Previously filed as an exhibit to Form 10-Q/A (for the Period ended June 30, 2001) on August 20, 2001.
(4) Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(5) Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)  Previously filed on Form 8-K on June 3, 2002.

----------

(b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q, period ending September 30, 2002 to be signed on its behalf by the undersigned duly authorized.

                                      THE NEPTUNE SOCIETY

                                      /s/ Marco Markin
November  14, 2002                    --------------------------------------
                                      Marco Markin, Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Rodney M. Bagley
November 14, 2002                     --------------------------------------
                                      Rodney M. Bagley, Chief Financial Officer
                                      (Principal Accounting Officer)

                                 CERTIFICATIONS

                            SECTION 302 CERTIFICATION

I, Marco Markin, certify that:

1. I have reviewed this quarterly report of The Neptune Society, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Marco Markin
                                          -------------------------------------
                                          Marco Markin, Chief Executive Officer
                                          November 14, 2002

                            SECTION 302 CERTIFICATION

I, Rodney Bagley, certify that:

1. I have reviewed this quarterly report of The Neptune Society, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Rodney Bagley
                                         --------------------------------------
                                         Rodney Bagley, Chief Financial Officer
                                         November 14, 2002