Form 10-K
period 2002-12-31
NEPTUNE SOCIETY INC/FL
filed 2003-05-01
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from ______________ to ______________

                        Commission file number: 000-31182


                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

                Florida                                  59-2492929
-----------------------------------          -----------------------------------
   (State or other jurisdiction                      (I.R.S. Employer
           organization)                            Identification No.)

    4312 Woodman Avenue, Third Floor
        Sherman Oaks, California                           91423
-----------------------------------          -----------------------------------
   (Address of principal                                 (Zip Code)
     executive offices)

       Registrant's telephone number, including area code: (818) 953-9995

        Securities to be registered pursuant to Section 12(b) of the Act:

               None                                          None
-----------------------------------          -----------------------------------
   Title of each class to                       Name of each exchange on which
      be so registered                          each class is to be registered

           Securities to be registered under Section 12(g) of the Act:

                  Common Shares, Par Value of $0.001 per Share
--------------------------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on National Association of Securities Dealers over-the-counter bulletin board as of the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2002: $4,013,821.

     The number of shares of the Registrant's Common Shares outstanding as of April 7, 2003 was 4,651,332.

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 15 of this Report.

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.....................................................1

ITEM 1.   BUSINESS.............................................................2

ITEM 2.   PROPERTIES..........................................................13

ITEM 3.   LEGAL PROCEEDINGS...................................................14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.....................................14

ITEM 6.   SELECTED FINANCIAL DATA.............................................16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION..................................18

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........28

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................28

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................29

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          SECTION 16(a) COMPLIANCE............................................30

ITEM 11.  EXECUTIVE COMPENSATION..............................................33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................41

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................43

ITEM 14.  CONTROLS AND PROCEDURES.............................................44

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.............................................44

SIGNATURES....................................................................48

     This Report contains forward-looking statements, including without limitation, statements that include the words "anticipates," "believes," "estimates" and "expects" and similar expressions and statements relating to our strategic plans, capital expenditures, industry trends and our financial position. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to:

     o our ability to manage an increasing number of sales offices and crematories,

     o our ability to retain key management personnel and to continue to attract and retain skilled crematory management personnel,

     o    state and federal regulations,

     o changes in the death rate or deceleration of the trend towards cremation,

     o    availability and cost of capital,

     o    our ability to meet our obligations as they become due, and

     o    general industry and economic conditions.

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

     We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS

Overview

     The Registrant was incorporated in the State of Florida on January 4, 1985 under the name "L R Associates, Inc.", and subsequently changed its name to "Lari Corp." on August 3, 1998. On March 31, 1999, Lari Corp., paid $1,000,000 cash, $310,000 in transaction costs, 125,000 shares of common stock valued at $5,000,000 and $21,000,000 of promissory notes valued at $19,968,529 (for total consideration of $26,278,529), to acquire a group of privately held companies and limited partnerships (collectively, referred to as the "Neptune Group") that were engaged in the business of marketing and administering Pre-Need and At-Need (at the time of death) cremation services under the name "Neptune Society." See "Neptune Society Acquisitions" On April 26, 1999, Lari Corp. changed its name to "Neptune Society, Inc."

     The Neptune Society, Inc., is the holding company for the Neptune Society of America, Inc., a California corporation. Neptune Society of America, Inc. is the holding company for Neptune Management Corp., Heritage Alternatives, Inc. and Trident Society, Inc., which are engaged in marketing and administering Pre-Need and At-Need cremation services in Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington. See "Properties" for a list of our locations and a description of their operations. We also operate three crematories and licensed holding facilities in Los Angeles, California; one licensed holding facility in Ventura, California; one crematory and licensed holding facility in Ankeny, Iowa; and one crematory and a licensed holding facility in Spokane, Washington. We provide cremation services in the areas we own crematories. We use the services of qualified and licensed third-party crematories and holding facilities in locations that we do not own crematories.

     Unless the context otherwise requires, (i) "Neptune Society" and the "Registrant" refers to The Neptune Society, Inc., (ii) "Neptune of America" refers to Neptune Society of America, Inc., (iii) "Neptune Management" refers to Neptune Management Corp., Inc. (iv) "Heritage Alternatives" refers to Heritage Alternatives, Inc. and (v) "Trident Society" refers to Trident Society, Inc. "We," "us," and "our" refers to Neptune Society, and its subsidiaries and associated entities.

     Our principal corporate and executive offices are located at 4312 Woodman Avenue, Third Floor, Sherman Oaks, California 91423. Our telephone number is
(818) 953-9995. All dollar amounts are in United States dollars unless otherwise indicated.

The Neptune Society Business

     Our business strategy is to pursue revenue and growth opportunities in the cremation sector of the death care service industry. We operate all our locations under one nationally branded name, "The Neptune Society," and offer only cremation services and products related to cremation services. We do not intend to evolve into a traditional funeral burial services company.

Neptune Society Services

     Our primary business is marketing and administering Pre-Need and At-Need cremation services in the states of Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington.

     The Neptune Society Pre-Need Program
     ------------------------------------

     The Neptune Group started our Pre-Need program in 1988. Our Pre-Need program is designed to eliminate some of the emotional and financial burdens associated with death by allowing individuals to pre-arrange cremation services at a guaranteed fixed price. We offer the same standard Pre-Need Plan in all the states that we conduct business.

     A Neptune Society Pre-Need Plan consists of the following:

     o Merchandise: At the time of sale, we deliver a Neptune Information Book, personalized Neptune registration portfolio, membership card and specially designed Neptune urn.

     o Administrative Services: At the time of sale, we also provide services related to the administration of the Pre-Need Plan, including registering the member on our permanent database and processing documents related to third party administration, accounting and record delivery.

     o Cremation Services: At the time of death, we provide the basic professional services of a funeral director and staff, the cremation and related items required for the cremation.

     The Neptune Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide the services at the time of need without additional payment for the service. The purchase price of a Pre-Need Plan is allocated to Merchandise, Cremation Services and Administrative Services based on the regulatory requirements and market conditions of the states in which we conduct business. See "Industry Regulation."

The Neptune Society At-Need Programs
------------------------------------

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

The Neptune Society Registration Service
----------------------------------------

     We offer a registration service that allows individuals to record and register their request to be cremated, and we maintain a record of information necessary for us to provide cremation services at the time of death, however these registration services do not provide for a guarantee of price to the individual unless such services are paid for in advance.

Other Services and Products
---------------------------

     We offer premium, upgraded services and products, including higher quality urns, and memorialization options. These options include upgraded permanent memorial urns or keepsakes, memorial record books, memorial life celebration videos, assistance in arranging for private or public memorial services, arranging for disposition of the ashes other than common scattering at sea such as delivery to cemeteries or other points of permanent disposition. Our offices in Arizona, Fort Lauderdale, Ankeny, Portland, and Spokane have chapels for cremation memorial services.

Pricing

     We define our pricing strategy as a simple and economical alternative to traditionally more expensive and elaborate funerals and burials. Our strategy is to maintain a simple pricing structure for our products.

     We charge a one time $50 non-refundable registration fee for customers who chose only to register their cremation wishes. A customer may remove their cremation wishes from the register at no charge.

     We offer a worldwide guaranteed travel plan to Pre-Need members for $329, which guarantees service coverage throughout the world if a member dies while away from home. Under our travel plan, the travel plan provider will provide a member cremation services at any place in the world, regardless of where the Pre-Need Plan is purchased.

     The price of our basic Pre-Need Plan currently ranges between $1,070 and $1,499. We price our Pre-Need Plans to enable us to provide the purchaser a future fixed price guarantee at our Neptune level of service and our assessment of market conditions in each geographic area that we serve. Our standard Pre-Need service program includes services such as burial at sea, rose garden scattering or delivery of ashes to family members.

     Our cremation services are typically less expensive than traditional funeral services.

Installment Payment Plans

     We offer two installment payment programs, which allow purchasers to finance the purchase of a Pre-Need Plan with a down payment and monthly payments together with interest. We currently charge interest of 8% per annum on balances due under our installment payment programs in those States where permitted by State law.

Existing Facilities

     Our strategy is to maintain offices within or near major metropolitan geographic areas. This strategy is designed to allow us to cost effectively market our products using integrated marketing programs and to reduce general expenses by centralizing administrative functions for multiple offices in a particular metropolitan area. We currently have locations in the states of Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington, representing approximately 40 major metropolitan market areas. We also have a national telemarketing center located in Tempe, Arizona. See "Properties."

Expansion and Growth Strategy

     Our  present  growth   strategy  is  to  expand  our   operations   through
establishing new "start-up" offices in major metropolitan market areas that we believe provide opportunities based on demographic and other characteristics. In addition, we may acquire existing cremation service providers with established market presence in certain geographic areas, subject to the availability of financing. Since March 31, 1999, we have acquired existing cremation service providers or established new "start-up" offices in Illinois, Arizona, Colorado, Iowa, Oregon, Washington and Florida. We are currently exploring new "start-up" opportunities in Missouri, Minnesota and Michigan, and we have identified 26 additional states which have demographic characteristics that may provide opportunities for future expansion.

     Our strategy is to enter new geographic market areas with large population centers where existing cremation rates are 15% to 50%, with projected rates increasing over the next 10 years. We evaluate opportunities for expansion using a number of factors, including:

     population demographics;

     death and cremation rates for the area;

     competition in the market;

     forecasted growth in cremation rates for the area; and

     operating regulatory requirements.

     We cannot assure you that we will successfully implement new "start-ups" or acquire any additional cremation service providers or that "start-ups" or acquisitions, if any, will result in increased operating efficiencies or revenues to us.

     We may also acquire or construct additional crematories and licensed holding facilities if we determine that the demand for cremation services in a particular geographic region warrants expansion. We anticipate that our existing crematories and third party service providers have the capacity to service our present cremation service needs.

Marketing

     We market our services in all our locations under the name "The Neptune Society", except for San Diego, San Bernardino, Riverside and Imperial Counties in California, where we market our services under the name "Trident Society." Our marketing strategy is focused on maintaining and further developing the strength of our brand name and creating consumer awareness of our services and products. We promote our services and products using targeted advertising campaigns, including Yellow Pages advertising, local television and radio advertising, our website and direct marketing campaigns.

     We market our Pre-Need programs using a combination of direct mail, telemarketing and personal sales programs.

     Direct Mail
     -----------

     We use a monthly direct mail campaign to generate sales leads. We presently mail a total of approximately 6.6 million pieces of direct mail marketing materials per year in the geographic areas we serve. Our marketing materials provide information related to our Pre-Need programs, including a description of the services, pricing information, our toll free phone number, and a business reply card to obtain additional information or to make an appointment with one of our area sales representatives.

     Telemarketing
     -------------

     We have established a Predictive Dialing Telemarketing Center (PDS Center) in Tempe, Arizona. Our current telemarketing program is primarily designed to generate leads from people who have not responded to our direct mail marketing campaigns. Our call center is designed to provide information to potential customers about Neptune Society products and services and to allow leads to schedule appointments with our area sales representatives. Our call center is designed to consolidate our telemarketing efforts in one centralized location and allow us to implement a uniform telemarketing and promotional strategy using professional telemarketers.

     Personal Sales
     --------------

     We use commissioned independent contractors to provide services as area sales representatives to sell our Pre-Need Plans. As of March 31, 2003, we had approximately 115 commissioned area sales representatives. We provide our area sales representatives with leads generated from our direct mail campaigns and telemarketing efforts, and our sales representatives meet with potential clients individually to determine the service needs of the individual. Our sales representatives are paid on a commission. Each of our Pre-Need sales offices has a sales manager who recruits, trains and engages commissioned independent contractors to provide services as area sales representatives to sell our Pre-Need Plans.

     Internet Web Site
     -----------------

     We maintain a fully integrated and comprehensive web site located at www.neptunesociety.com. Visitors to our website may access information related to our services and products. Our website also provides general information related to cremation services and related topics.

Death Care Industry

     According to Johnson Rice & Company, L.L.C., in an April 15, 2002 research report, four publicly traded companies hold approximately 22% of the domestic death care market and private independent operators control nearly 80% of the domestic death care industry's revenue. The public companies are Service Corporation International, Stewart Enterprises, Alderwoods Group, and Carriage Services.

     There are estimated to be approximately 22,000 funeral homes in the United States.

     There were approximately 2,400,000 deaths in the United States in the year 2000, or 8.7 deaths per thousand population. (National Vital Statistics Reports, Vol 50, No15). The rate of increase in deaths in the United States has been nearly 1% annually since 1980, based on National Vital Statistics Reports. Johnson Rice & Company estimate the number of deaths will increase by 0.70% over the years 2000 to 2010, taking into account current mortality rates. Industry wide it is estimated that approximately 30% of all funerals are currently prearranged. (Johnson Rice & Company).

     We believe that the popularity and acceptance of cremation services will increase in the future as a result of the differences in costs between traditional burial funerals and cremations and as a result of a consumer shift in attitude towards cremation and perception of value. According to a survey of statistics compiled by the Cremation Association of North America:

     o The popularity of cremation varies by geographic location in the United States, ranging from a low of 4.92% in Tennessee to a high of 60.87% in Hawaii;

     o In 2001, cremation services were chosen for approximately 27.12% of total deaths in the United States, representing approximately 653,350 cremations;

     o The demand for cremation services as a percentage of death services grew on average approximately 4.6% annually over the last ten years from 1989 to 1999 and approximately 3.8% over the last five years from 1995 to 1999;

     o Cremation services as a percentage of death services grew from 21.20% in 1996 to 26.19% in 2000; and

     o Cremation services are expected to account for approximately 39.24% of all death services in 2010 and 47.98% in 2025.

     We cannot assure you that the trend towards cremation will continue or that we will benefit from the growth demand for cremation services, if any. Our business strategy is to provide Pre-Need and At-Need cremation services. A decline in the demand for such services may have a material adverse affect on our business and our results of operations.

Competition

     The death care industry as a whole is highly fragmented. Neptune operates only in the cremation segment of the death care industry. We estimate that the Company performed approximately 1% of all cremations in the United States in 2002, while we operated in only 11 states. Approximately 53% of our cremations in 2002 were prearranged.

     Our competitors range from nation-wide large publicly held companies to regional independently owned chains of death care providers, and local family-owned businesses. The large public companies have much greater financial resources and have by past consolidation strategies achieved greater economies of scale in marketing and operations than we have. The local family owned death care providers have competitive advantages based on established local reputations, local ownership and management and existing capital facilities. Full service death care providers of all sizes offer a broader range of traditional funeral and burial products and services, including traditional burial, embalming services, plots, caskets, tombstones and markers, cremation, plaques and urns, and pre-need arrangements.

     We intend to compete by focusing on the Pre-Need cremation segment of the death care industry. We believe that we can effectively market cremation services on a Pre-Need basis by offering a lower cost alternative to burial funerals. In addition, we believe that by marketing our company as "America's Cremation Specialist"(R), we can differentiate ourselves from our competitors.

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

Industry Regulation

     Licensing and Regulation
     ------------------------

     The funeral service industry is regulated primarily on a state-by-state basis with all jurisdictions requiring licensing and supervision of individuals who provide funeral-related services. Generally, our operations must be licensed in each state in which we provide services or sell our products. To maintain these licenses we are required to comply with the rules and regulations of each state, which are usually administered by a state regulatory board or funeral board. Most states require us to pay annual licensing fees and renew our license annually.

     When we acquired the Neptune Group in 1999, the Neptune Group was subject to a Stipulation and Settlement and Decision in California. On April 9, 1999, in connection with our acquisition of the Neptune Group, we entered into an agreement with the State of California and applied for an assignment of the Neptune Group licenses. California approved the assignment, subject to amending the Neptune Group's Stipulation and Settlement and Decision to incorporate a requirement for us to complete audits of the Pre-Need trust funds in accordance with the California Business and Profession Code, to comply with all other requirements for licensure, and to be placed on probation until June 2000. We complied with the terms and conditions of the Stipulation and Settlement and Decision and the Neptune Group licenses were assigned to us in the fourth quarter of 2000. As a condition of the assignment, we agreed to remain on probation for a period of one year, until June 2001, or as long as Mr. Weintraub, the controlling shareholder of the acquired business, continues to be a shareholder of our company. Under the terms of our probation, we must continue to comply with the California regulatory requirements related to licensed funeral establishments applicable to our business of providing cremation services and marketing pre-need cremation services. In the event we fail to comply with these requirements, our California funeral establishment licenses may be revoked.

     Pre-Need Trust Fund Regulation and Pre-Need Contract Cancellation
     -----------------------------------------------------------------

     All jurisdictions regulate the sale of Pre-Need services and the administration of any resulting trust funds or insurance contracts. Most states require pre-approval of pre-need contracts entered into in connection with the sale of Pre-Need Plans. Our Pre-Need Plans consists of a contract for the sale of cremation services at the time of death, administrative services at the time of sale and for merchandise delivered at the time of sale.

     All states in which we currently operate require us to place into trust all or a portion of the funds related the cremation services we will perform at the time of death. In all states in which we offer Pre-Need plans, except California and New York, we are allowed to retain a percentage of the future cremation service price related to the sale of the Pre-Need Plan. The amount we are required to place into trust ranges from state-to-state: 70% of the cost in Florida, 75% in Colorado, 80% in Iowa and 90% in Oregon and Washington. These trust funds are maintained by financial institutions in accordance with the laws of the state in which the Pre-Need Plan is sold.

     In all of the states that we currently sell our Pre-Need Plans, except for New York and Florida, we are generally not required to place into trust the funds received for merchandise that is delivered to the customer at the time of the sale. Florida requires us to place the greater of 30% of the price for merchandise or 110% of the wholesale cost into trust and New York requires us to place 100% of the price for merchandise into trust. The rules related to merchandise stored for customers in connection with Pre-Need Plans differs from state-to-state, but generally, merchandise is deemed to be delivered at the time of sale if it is stored for the customer by a third-party or stored by the customer. Effective January 1, 2003, we began delivering all merchandise to our customers at the time of sale, except Florida, Illinois and New York.

     In addition, all states in which we currently sell our Pre-Need Plans have rules and regulations governing the cancellation of pre-need services. Generally, a client has the right to cancel a Pre-Need plan within 30 days of the initial purchase (3 days in Iowa and Oregon) and receive a full refund. After this initial period, a Pre-Need contract may be cancelled by the purchaser with proper notice to us, and in most cases, we are required to refund the funds held in trust for the benefit of the purchaser. In most states, we can cancel a Pre-Need contract where the purchaser is in arrears in making payments on Pre-Need Plans purchased on an installment basis with proper notice and time to cure the arrears.

     Other Regulations
     -----------------

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

     Trust Fund Administration
     -------------------------

     We administer our Pre-Need trust funds in accordance with applicable state regulation. Generally, the funds related to each Pre-Need contract are released to us when we perform the crematory service or the contract is cancelled. In Oregon, Washington, Iowa, Colorado, New York, Illinois and Arizona, we engage the services of a third party trust administrator, American Funeral & Cemetery Trust Services (AFCTS) to administer such trust funds. AFCTS also administers the California Trust fund on a limited basis, providing year end auditing and mailing of required annual statements to trust fund beneficiaries. In the Florida, we engage the services of SunTrust to administer our Pre-Need Trust Funds.

     Approximately 108,000 individuals have become members of our Pre-Need programs since 1988, some of whom have since died or cancelled their membership. Since 1988, the cancellation rate of active Pre-Need Contracts has been approximately 1.0% on an annual basis. At December 31, 2002, the balance of our Pre-Need trust funds were approximately $42 million and we had over 78,000 active members.

Personnel

     At December 31, 2002, we employed 56 full time counselors and mortuary personnel, 20 telemarketers, and 35 administrative personnel. In addition, we had contracts with 115 independent contractors to serve as commissioned sales representatives, including 20 in California, 21 in Florida, 7 in Colorado, 13 in Oregon, 5 in Iowa, 34 in Washington, 6 in Illinois and 9 in Arizona. Management believes that our relationships with our employees and independent contractors are good. None of our employees are members of collective bargaining units.

     We anticipate that we will hire 15 additional personnel during 2003, including 3 at-need and mortuary personnel, 5 telemarketers, 4 pre-need administrative personnel and 3 corporate administrative personnel. We also intend to engage approximately 20 additional independent contractors to serve as commissioned sales representatives during 2003.

Neptune Society Acquisitions

Neptune Group Acquisition

     On March 31, 1999, we acquired a group of privately-held companies engaged in the business of marketing and administering Pre-Need and At-Need cremation services in California, Florida and New York under the name the "Neptune Society." We paid the owners of the Neptune Group $1,000,000 in cash, a total of 125,000 common shares and issued two promissory notes in the amounts of $2,000,000 (the "$2 Million Note") and $19,000,000 (the "$19 Million Note"). The
notes were guaranteed by the Neptune Society and secured by the assets and business of Neptune Management and Heritage Alternatives. We have satisfied our obligations under the $2 Million Note, and entered a series of transactions to restructure our obligations under the $19 Million Note as previously described under the heading "Item 1. Business - Neptune Society Acquisitions - Neptune Group Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. In December 2001, we negotiated a restructuring of the $2.7 million balance due January 2, 2002 under the $19 Million Note, under which we paid $333,000 towards the principal, and agreed to amortize $963,000 at an interest rate of 13% per annum over 18 months and make a lump sum payment of $1,368,000 in July, 2003.

Spokane, Washington Acquisition

     On December 31, 1999, we acquired all of the assets of the business of Cremation Society of Washington, Inc. in Spokane, Washington, pursuant to the terms of an asset purchase agreement. See "Item 1. Business - Neptune Society Acquisitions - Spokane, Washington Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 for a complete description of this transaction. In connection with this acquisition, we agreed to pay Cremation Society of Washington a percentage of the gross revenues (1% for 2003) and a percentage of earnings before income tax, depreciation and amortization ("EBITDA") (7.5% for 2003) from our Spokane, Washington operations. Our obligations to make future payments ends after the year ending December 31, 2003. We also agreed to pay an earn out payment equal to 10% of EBITDA of our Spokane, Washington operations for so long as Charles S. Wetmore, the general business manager of Cremation Society of Washington, continues to be employed by us.

Iowa Acquisition

     On March 15, 2000, we acquired all of the issued and outstanding common stock of Cremation Society of Iowa, Inc. in Ankeny, Iowa in a series of transactions described under the heading "Item 1. Business - Neptune Society Acquisitions - Iowa Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. As of December 31, 2002, we had no further payment obligations in connection with our acquisition of Cremation Society of Iowa, Inc.

Oregon Acquisition and Disposition

     Effective July 17, 2000, we, through a wholly-owned subsidiary, acquired a funeral, burial and cremation business in Portland, Oregon in a series of transactions from a group of companies owned and controlled by David Schroeder, our former President and director, and Michael Ashe, a former Vice President. We also entered into employment agreements with David Schroeder and Michael Ashe. See "Item 1. Business - Neptune Society Acquisitions - Oregon Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 for a complete description of this transaction.

     During the fourth quarter 2001 as part of our overall business strategy to focus on our pre-need marketing and sales operations, we disposed of certain physical assets related to the Portland business in a series of transactions previously described under "Item 1. Business - Neptune Society Acquisitions - Disposition of Portland Assets and Related Transactions" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. Under these transactions, effective
December 31, 2001, we sold substantially all of the assets related to the Portland business and crematory to Western Management Services, L.L.C., an Oregon limited liability company managed by Michael Ashe, in consideration of, among other things, the assumption of a $1,500,000 promissory note issued by our Oregon subsidiary and the assumption of the $1,000,000 convertible debenture issued in connection with the original acquisition and entering into a service agreement to provide Neptune Society at-need services in connection with pre-need services sold within 100 miles of Portland, Oregon. We also agreed to terminate Mr. Ashe's employment agreement with the Neptune Society.

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

     Since our acquisition of the Neptune Group of companies, we have had a history of losses. We incurred losses of $1,890,000 during the nine-month period ended December 31, 1999 and $8,839,166, $10,151,168 and $6,705,576 respectively, during the years ended December 31, 2000, 2001 and 2002. At December 31, 2002 we had an accumulated deficit of $27,585,544. We anticipate that we will incur losses for the foreseeable future until we are able to increase our sales and reduce our level of debt. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We cannot assure you that we will ever successfully achieve a sufficient level of sales or reduce our level of debt to attain profitable operations.

     Failure to achieve profitability could have a material adverse effect on our business, results of operations and financial condition.

We have a limited operating history as a stand-alone company in the death care industry.

     Although our predecessors, the Neptune Group of companies, have operated Pre-Need and At-Need cremation businesses, we have operated the Neptune Society only since April 1999. See "History of our Company." Prior to our acquisition of the Neptune Group of companies, we had no operating business. Accordingly, we have only a limited operating history upon which an evaluation of our business and its prospects may be based. Although we have experienced revenue and net income growth in recent periods, there can be no assurance that our operations will be profitable in the future or that we will be able to successfully implement our operating and growth strategy. Failure to successfully implement our operating and growth strategy could have a material adverse effect on our net revenue and earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may not be able to execute our business strategy to acquire existing crematory service providers unless we obtain additional financing.

     Our business strategy is to grow through the opening of new offices ("start-ups") and selective acquisitions of existing cremation service providers and to increase the performance of our existing operations. To date, we have financed the acquisitions of the Neptune Group of companies and our Spokane, Washington and Ankeny, Iowa, acquisitions through a combination of cash, common stock and debt. We may finance future acquisitions through debt, cash from operations, issuing common stock or other securities, or any combination of these. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock or other securities as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or incur substantial debt in order to finance future acquisitions. If we do not have sufficient cash resources, our ability to open new offices ("start-ups") or make selective acquisitions could be limited unless we are able to obtain additional capital through debt or equity financings. We cannot assure you that we will be able to obtain the financing we will need in the future on terms we deem acceptable, if at all.

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

     Even though several major death care companies have reduced their ongoing acquisition activities, we may be competing with several publicly held North American death care companies, including Service Corporation International, Stewart Enterprises, Inc., Alderwoods Group and Carriage Services, Inc. to selectively acquire cremation service providers. Each of these other companies has greater financial and other resources than us and has, in the past, actively engaged in acquiring death care service providers in a number of markets. Because we are seeking to acquire only cremation service providers, we limit the number of potential acquisition targets available to us and consequently may not be able to execute our business acquisition strategy.

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

     We depend to a large extent upon the abilities and continued efforts of Marco Markin, our Chief Executive Officer and a director and Douglas Irving, our Chief Operating Officer to provide overall direction and decision making in developing and implementing our business strategy and identifying and opening new "start-ups" and selectively acquiring existing cremation service providers. We may incur additional costs and delays in our expected growth should we lose these key personnel. In addition, our success is also determined by offering quality Pre-Need and At-Need cremation services, which are supervised by our senior management team. The loss of the services of the key members of our senior management could have a material adverse effect on our continued ability to compete in the death care industry through delivery of quality services to consumers.

New legislative restrictions impacting telemarketing activities may reduce the number of sales leads we achieve.

     Currently Neptune has a telemarketing center in Arizona that schedules in excess of 1,100 appointments per month for our sales force. This represents approximately 35% of the monthly leads currently obtained by Neptune, the remainder are generated from direct mail, web site and advertising. In 2002, the State of Colorado initiated a Statewide "Do Not Call" list. On March 11, 2003, President Bush signed into law a national "Do Not Call" list that is scheduled for implementation in the summer of 2003. This legislation will reduce the number of potential pre-need purchasers available to us to contact by telephone for sales appointments.

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

     In connection with our debt financings, we issued warrants and conversion rights exercisable to acquire up to 2,617,211 shares of our common stock (893,044 shares at $1.20 per share, 1,724,167 shares at $3.00 per share). At December 31, 2002, we have granted options exercisable to acquire up to 86,000 shares of our common stock at prices ranging from $10.00 to $55.72 per share to our employees, officers, directors, and area sales representatives. We have also granted options exercisable to acquire 522,728 shares of our common stock at $4.40 under certain executive employment agreements. See "Executive Compensation". We have agreed to issue 512,002 shares of our common stock for payment of deferred executive compensation.

     Subsequent to December 31, 2002 we granted options to certain executives and consultants to acquire up to 180,000 shares at a price of $0.70 per share. The Company also issued 307,962 Units in February, 2003 under a private placement funding agreement. Each unit comprises one share and one warrant for the purchase of an additional share at $0.72 per share for the first year and $0.79 per share in the second year.

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

We have agreed to pay certain  persons a  percentage  of the  revenues  from the
operations  of  our  Spokane,   Washington  business,   which  will  affect  the
profitability of these operations.

     In connection with our acquisition of Spokane, Washington, we agreed to pay the former owners of this business 1% percent of the gross revenues and 7.5% of EBITDA from our Spokane, Washington operations, and for so long as Charles S. Wetmore continues to be employed by us, 10% of EBITDA during each year ending December 31 commencing after January 1, 2005.

     In the future, we may negotiate additional acquisitions where we agree to share our revenues and/or profits. We cannot assure you that we will generate sufficient profits from our operations to meet these obligations and achieve profitability.

We have substantial debt obligations that may affect our future profitability

     At December 31, 2002, we had approximately $9.1 million of debt outstanding, at an average cost of 19% per annum. Of our total debt at December 31, 2002, approximately $2.3 million becomes due in the year ending December 31, 2003; and approximately $5.8 million becomes due in the year ending December 31, 2005. Debt becoming due in fiscal 2005 is convertible in nature into common stock of the Company at the option of the debt holders. It is unforeseeable as to whether debt holders will opt for conversion. During the years ended December 31, 2002, 2001 and 2000, total interest and finance expense was approximately $2,579,000, $2,515,000, and $2,485,000, respectively.

     Our debt may increase if we acquire additional death care service operations or open new offices. In the future, we may also issue additional notes or convertible debentures. There can be no assurance that we will generate sufficient cash flow or obtain sufficient financing to satisfy these obligations. If we are unable to satisfy these obligations as they become due, there can be no assurance that we will be able to obtain extensions on the maturity dates of the notes or of the convertible debenture.

Cancellations of existing Pre-Need contracts may have a material adverse effect on our future profitability.

     We anticipate that a significant portion of our future revenues will be derived when we perform services under our Pre-Need contracts. We are required to place a percentage of the funds we receive from the sale of our Pre-Need programs in trust until we perform the cremation service. At that time, we are able to recognize revenue from the sale of the Pre-Need service. Currently, we manage approximately $42 million in trust funds for the benefit of our members. Although each state has different regulatory requirements regarding the trust funds, the states in which we conduct business, California, Colorado, Iowa, Florida, Oregon, New York, Illinois, Arizona and Washington, require us to refund all or a portion of trust monies to our members that cancel their Pre-Need contracts. See "Government Regulation." Historically, our cancellation rate has been approximately .01% on an annual basis. Any substantial increase in cancellations may have a material adverse affect on our future revenues and results of operations.

In the event that your investment in our shares is for the purpose of deriving dividend income or in expectation of an increase in market price of our shares from the declaration and payment of dividends, your investment will be compromised because we do not intend to pay dividends.

     We have never paid a dividend to our shareholders and we intend to retain our cash for the continued development of our business. We do not intend to pay cash dividends on our common stock in the foreseeable future. As a result, your return on investment will be solely determined by your ability to sell your shares in a secondary market.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share and stock quoted on the NASD OTCBB. Our shares are quoted on the NASD OTCBB, and the price of our shares ranged from $0.55 (low) to $3.10 (high) during the year ended December 31, 2002 and from $1.60 (low) to $36.50 (high)
during the year ended December 31, 2001. The closing price of our shares on March 31, 2003 was $0.80. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

ITEM 2. PROPERTIES

     We lease properties in eighteen locations in Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington. There are three sales offices in California, three in Florida, one in Iowa, two in New York, one in Oregon and two in Washington. Two of the offices in Florida and the office in Iowa have chapels for funeral services. We lease two properties for holding facilities, one of which also stores merchandise inventory and the other has the crematory. We also lease our corporate offices in Florida and Los Angeles. All of our leases are on standard terms and conditions, and we do not rely on any one lease for its continuing operations. The operations are currently concentrated at the following locations:

                                           Summary of our operational locations

-----------------------------------------------------------------------------------------------------------------------
|       Location          |                       Operation                        | Term of Lease  |  Expiration Date |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|Arizona                  |                                                        |                |                  |
|     Tempe               |  Pre-Need/At-Need sales and administrative office and  |  5 years       | 9/30/2007        |
|                         |  Telemarketing Center                                  |                |                  |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|California               |                                                        |                |                  |
|     Sherman Oaks -      |  Administration and operations headquarters            |  7 years       | 7/31/2009        |
|Corporate                |  Pre-Need/At-Need sales and administrative office      |                |                  |
|                         |                                                        |                |                  |
|     San Pedro           |  Pre-Need/At-Need sales and administrative office      |  5 years       | 3/31/2007        |
|     Santa Barbara       |  Pre-Need/At-Need sales and administrative office      |  1 year        | 7/31/2003        |
|     Los Angeles -       |  Holding facility, crematory and viewing room          |  5 years       | 1/31/2007        |
|Heritage                 |                                                        |                |                  |
|     Santa               |  Holding facility and inventory warehouse              |  Monthly       |                  |
|Barbara/Ventura          |                                                        |                |                  |
|     Canoga Park         |  Inventory warehouse                                   |  Monthly       |                  |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|Colorado                 |                                                        |                |                  |
|     Arvada              |  Pre-Need/At-Need sales and administrative office      |  4 Years       | 9/1/2005         |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|Florida                  |                                                        |                |                  |
|                         |                                                        |                |                  |
|     Fort Lauderdale     |  Pre-Need/At-Need sales and administrative office and  |  10 years      | 9/3/2006         |
|                         |  chapel                                                |                |                  |
|     St. Petersburg      |  Pre-Need/At-Need sales and administrative office      |  5 years       | 8/31/2006        |
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
|Iowa                     |                                                        |                |                  |
|     Ankeny              |  Pre-Need/At-Need sales and administrative office, and |  1 year        | 05/31/2003       |
|                         |  chapel                                                |                |                  |
|                         |                                                        |                |                  |
|     Ankeny              |  Crematory                                             |  5 years       | 10/14/2003       |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|Illinois                 |                                                        |                |                  |
|     Chicago             |  Pre-Need/At-Need sales and administrative office      |  4 years       | 5/31/2006        |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|Oregon                   |                                                        |                |                  |
|      Portland           |  Pre-Need sales and administrative office              |  5 Years       | 1/31/2008        |
|                         |                                                        |                |                  |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|New York                 |                                                        |                |                  |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|     Long Island         |  At-Need sales and administrative office               |  Monthly       |                  |
|     Yonkers             |  At-Need sales and administrative office               |  Monthly       |                  |
|-------------------------|--------------------------------------------------------|----------------|------------------|
|Washington               |                                                        |                |                  |
|     Spokane             |  Pre-Need/At-Need sales and administrative office,     |  6 years       | 1/01/2005        |
|                         |  holding facility, crematory and viewing room          |                |                  |
|                         |                                                        |                |                  |
|    Lynnwood             |  Pre-Need/At-Need sales and administrative office      |  3 years       | 4/30/2005        |
-----------------------------------------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

     There are no material litigation proceedings current pending, and no material litigation proceedings were terminated during the fourth quarter ended December 31, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Registrant's securities holders during the fourth quarter ended December 31, 2002.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On August 26, 1998, the common shares of the Neptune Society were listed under its former name Lari Corp. on the NASD OTC Bulletin Board under the symbol "LREE". On May 3, 1999, Lari Corp. changed its name to Neptune Society and on May 4, 1999, the symbol was changed to "NPTN". In March, 2000, the common stock of the Neptune Society was de-listed from the NASD OTCBB, and began quotation on the National Quotation Bureau's pink sheets. On May 19, 2000, after affecting a reverse stock split, the symbol for Neptune Society's common stock was changed to "NTUN". On August 2, 2001, our common stock began quotation on the OTCBB. On March 22, 2002, Neptune Society effected a 4:1 reverse stock split and the symbol for its common stock was changed to "NPTI". Information in this report gives retroactive effect to the reverse stock splits effected on May 19, 2000 and March 22, 2002.

     The high and low bid quotations of our common stock on the NASD OTC Bulletin Board as reported by the NASD and the National Quotation Bureau's pink sheets were as follows:

        Period                          High(1)         Low(1)
        ------                          -------         ------

        2003
        First Quarter                   $1.01           $0.68

        2002

        Period                          High(1)         Low(1)
        ------                          -------         ------

        First Quarter                   $2.15           $1.28
        Second Quarter                  $3.15           $1.01
        Third Quarter                   $1.08           $0.55
        Fourth Quarter                  $1.08           $0.60

        2001
        First Quarter(2)               $36.50           $6.40
        Second Quarter(2)              $24.80           $8.50
        Third Quarter(2)               $24.72           $5.60
        Fourth Quarter                  $6.72           $1.60

     (1) Gives effect to the two for one reverse stock split that occurred on May 19, 2000, and the four for one reverse split effected on March 22, 2002.

     (2)  Based on National Quotation Bureau pink sheet quotation.

     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 31, 2003, the closing bid quotation for our common shares was $0.80 per share as quoted by the NASD OTCBB.

     As of April 7, 2003, we had 4,651,332 shares of common stock issued and outstanding, held by 103 registered shareholders.

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

     Recent Sales of Unregistered Securities

     Set forth below is a description of unregistered securities issued by us during the quarter ended December 31, 2002 and for prior periods not previously reported on Form 10-Q.

     In September, 2002, we issued 40,000 shares to two Directors in payment of Directors fees. The shares were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     Subsequent Events

     In February, 2003, we granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 80,000 shares at a price of $0.70 per share, expiring February 1, 2006. The options vest on February 1, 2004. In March 2003, we granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 100,000 shares at a price of $0.70 per share, expiring on March 1, 2006. The options vest on March 1, 2004. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February, 2003, we issued 83,118 shares of common shares at $0.65 per share in settlement of deferred compensation to three senior executives. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, we issued 39,622 shares of common stock at $0.65 per share pursuant to the exercise of preemptive rights. The consideration for the shares was paid by canceling deferred interest payable to the holders of these preemptive rights in the amount of $25,728.30. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February, 2003 we issued 307,962 units, each unit consisting of one share of common stock and one warrant to acquire an additional share of common stock to 570421 BC, Ltd., a private Company controlled by the family of an executive officer and director. The units were issued at $0.65 per unit, and the proceeds of $200,000 we received were used for working capital purposes. The warrants are exercisable at the price of $0.72 per share by February 19, 2004 and thereafter until February 19, 2005 at the price of $0.79 per share. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, we issued 23,810 units at $0.65 per unit, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional common share at $0.72 per share until February 19, 2004 and $0.79 per share until February 19, 2005. The units were issued pursuant to the exercise of preemptive rights, and the consideration for the units was paid by canceling deferred interest payable to the holders of the preemptive rights. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial information presented below as of and for the years ended December 31, 2002, 2001 and 2000 are derived from the consolidated financial statements of the Neptune Society. See Item 8 "Financial Statements and Supplementary Data".

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

                                         Predecessor Company          |                   Successor Company
                                                      Three           |  Nine
                                         Year         Months          |  Months     Pro forma   Year
                                         Ended        Ended           |  Ended     Year Ended   Ended      Year Ended   Year Ended
                                         December     March           | December    December    December   December     December
                                         31, 1998    31, 1999         | 31, 1999    31, 1999    31, 2000   31, 2001     31, 2002
----------------------------------------------------------------------|-------------------------------------------------------------
                                     (000's, except per share amount) | (000's, except per share amount)
INCOME STATEMENT DATA:                                                |
Total Revenue                              7,865       2,962          |   5,688       8,650      7,689       13,030       11,767
Gross Profit                               4,107       1,763          |   3,436       5,199      3,237        6,767        5,348
General and Administrative                                            |
  Expenses                                 2,847         748          |   3,032       3,780      6,003        7,798        8,709
Compensation to Principal                                             |
  Shareholder                              2,200         430          |       -           -          -            -            -
Professional Fees                            669         536          |     340         959      1,245        1,765          677
Amortization and                                                      |
 Depreciation Expense                          -           -          |   1,024       1,365      1,685        2,082          253
Interest Expense (income)                      -           -          |   1,184      (1,690)     2,485        2,515        2,579
Income (loss) before cumulative effect                                |
  of change in accounting principle       (1,609)         49          |  (1,890)     (2,297)    (8,435)     (10,151)      (6,706)
Net Income/(loss)                         (1,609)         49          |  (1,890)     (2,297)    (8,839)     (10,151)      (6,706)
(Loss) per share before cumulative                                    |
 effect of change in accounting                                       |
 accounting  principle per share               -           -          |   (1.23)      (1.52)     (4.75)       (5.09)       (1.88)
Loss per share                                 -           -          |   (1.23)      (1.52)     (4.98)       (5.09)       (1.88)
                                                                      |
BALANCE SHEET DATA:                                                   |
                                                                      |
Current Assets                               835       1,172          |   7,046           -      1,421        2,078        2,701
Current Liabilities                          647         916          |  11,730           -      8,281        5,273        5,046
Long Term Debt                                 -           -          |   5,722           -        101          198          389
Convertible Debentures                         -           -          |   4,438           -      5,937        7,942        6,754
Shareholders Equity                          808         792          |  12,385           -     16,108        7,023        3,492
                                                                      |
OTHER FINANCIAL DATA:                                                 |
Number of Offices                             10          10          |      13           -         18           18           19


Quarterly Results of Operations

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2001 and ending December 31, 2002. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary to present fairly this information when read in conjunction with the Company's audited financial statements and the notes thereto appearing elsewhere in this report. In view of the Company's recent growth, its recent acquisitions and other factors, the Company believes that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                    First          Second          Third          Fourth
(000's except per share amount)    Quarter         Quarter        Quarter         Quarter
                                   -------         -------        -------         -------
FISCAL 2001:

Net revenues                     $  2,689           3,184          3,854           3,302
Gross profit                        1,304           1,797          2,250           1,416
Operating loss                     (1,172)         (1,243)          (412)         (4,809)
Loss per share before cumulative
  effect of change in accounting
  principle                        (1,791)         (1,669)        (1,083)         (5,608)
Net loss                           (1,791)         (1,669)        (1,083)         (5,608)
Loss before cumulative effect
  of change in accounting
  principle per share               (0.92)          (0.88)         (0.52)          (2.68)
Basic net loss per share    (1)  $  (0.92)          (0.88)         (0.52)          (2.68)

                                    First          Second          Third          Fourth
(000's except per share amount)    Quarter         Quarter        Quarter         Quarter
                                   -------         -------        -------         -------
FISCAL 2002:

Net revenues                     $  2,777           3,115          2,778           3,112
Gross profit                        1,388           1,687          1,258           1,075
Operating loss                       (689)           (755)        (1,301)         (1,309)
Loss before cumulative effect
  of change in accounting
  principle                        (1,188)         (1,371)        (1,833)         (2,314)
Net loss                           (1,188)         (1,371)        (1,833)         (2,314)
Loss per share before
  cumulative effect of change
  in accounting principle
  per share                         (0.54)          (0.35)         (0.45)          (0.66)
Basic net loss per share     (1)  $ (0.54)          (0.35)         (0.45)          (0.66)

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

Overview

We are a provider of pure cremation services in the United States. We operate 19 locations serving Arizona, California, Colorado, Florida, Illinois, Iowa, Oregon, New York, and Washington.

Critical Accounting Policies:

Revenue Recognition

Since January 1, 2000 when we adopted our current revenue recognition policy in response to the Securities Exchange Commission SAB No. 101, we account for our various revenue sources as follows:

At-need cremation services-- all merchandise and services revenue is recognized at the time services are provided.

Pre-need cremation arrangements- Revenue related to cremation services is deferred at the time of sale of the arrangement, and is recognized as operating revenue only when the services are actually performed. Administrative services revenue is recognized when the administrative services are provided, generally at the point of sale. Prior to 2003 we generally did not deliver merchandise to the customer, but rather stored such on the customer's behalf. Merchandise revenue may be recognized at the point of sale of the arrangement so long as all of the following conditions are met; the goods are segregated and specifically identified by customer, the goods are individually labeled and may not be used to fill another order, the possibility of future exchange is remote, the goods are not subject to the claims of our creditors, custodial risks are insured, and generally the risks and rewards of their ownership is transferred to the customer.

With the exception of a four month period in 2001 (June 1 to September 30, 2001), our pre-need merchandise handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements has generally been recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements have been matched with revenue, and with the exception noted above have been recorded as deferred costs. Both the deferred revenue and deferred costs related to merchandise sales, as well as the services revenue have been transferred and recognized as operating revenue at the time the cremation services are performed.

During the four month period June 1 to September 30, 2001, our merchandise handling procedures were such that all of the necessary conditions for merchandise revenue recognition at the time of sale were met. The effect of this on the comparability of operating revenue between 2002 and 2001 is discussed below.

Installment sales- commencing January 1, 2001 we recognize an account receivable for the unpaid amount of the pre-need arrangement at the time of sale, to the extent installment payments will not be required to be trusted. Prior to that date, we recorded installment sales only as payment was received.

Worldwide Travel Plan sales- we recognize revenue related to the sale of travel plans at the time of sale. We also concurrently recognize the premium cost to the third party carrier who is obligated to perform the services if required.

Commencing January 1, 2003 we began delivering all merchandise purchased under pre-need arrangements to the customer at the time of sale, except in the States of Florida, New York and Illinois, where this is not allowed by regulations. Accordingly, under generally accepted accounting principles, we will begin to recognize revenue from merchandise sales at the time of delivery, which is usually the time of sale of the pre-need arrangement. On a pro forma basis, if this delivery policy had been in effect from January 1, 2002, gross profit would have increased and net loss decreased by approximately $ 5.5 million for the 2002 year. There would have been no effect on cash flow from operations.

Deferred Costs

We defer sales commissions applicable to pre-need cremation service and merchandise sales which do not meet our revenue recognition criteria. These deferred costs are expensed in the period of performance of the services and delivery of merchandise covered by the related pre-need arrangements.

New Accounting Pronouncements

Goodwill (Names and Reputations)

In July 2001 the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. We adopted FASB 142 effective January 1, 2002. The asset "Names and Reputations" meets the definition of goodwill under FASB 142.

On implementation of FASB 142, management determined that the fair value of the Company as a single reporting unit under FASB 142 exceeded the carrying value of the net assets, including goodwill. We completed the required annual evaluation of the implied value of our goodwill on December 31, 2002, and determined that there was no impairment in value.

The carrying value of goodwill (Names and Reputations) constitutes the single most significant asset of the company. An analysis of its current carrying value is as follows:

                                                          2002              2001
                                                          ----              ----

Cost
  Names and Reputations recorded
    on acquisition of:
  Predecessor Companies                          $ 26,809,237     $  26,809,237
  Washington crematory                                732,968           699,744
  Iowa crematory                                      816,390           816,390
                                                 -------------    --------------
                                                   28,358,595        28,325,371

Less:
  Accumulated amortization (1999 to 2001)          (3,960,899)       (3,960,899)
                                                 ------------     -------------
       Net book Value                            $ 24,397,696     $  24,364,472
                                                 =============    ==============

For the 2001 and prior fiscal years, the Company amortized Names and Reputations over a period of 20 years from acquisition, resulting in amortization expense of approximately $ 1,500,000 annually. There was no amortization recorded in 2002 as the implied value of goodwill exceeds its carrying value.

With the requirement to adopt FASB 142, the Company will no longer amortize its acquired goodwill on a systematic basis. Rather it will test the value of Goodwill annually, and if it is determined that goodwill is impaired, the carrying value of Names and Reputations will be written down to its implied value by a charge to operations in the year that such determination is made.

The following table provides a reconciliation between the loss for the years for each of 2002, 2001 and 2000 adjusted for the exclusion of amortization expense on goodwill (names and reputations);

                                                  2002              2001               2000

Loss before extraordinary items

     as previously reported                    ($6,705,576)    ($10,151,168)       ($8,839,166)

     Extraordinary items                           -                 -                  -
                                             ---------------------------------------------------
Loss for the year                               (6,705,576)     (10,151,168)        (8,839,166)
                                                -----------     ------------        -----------

Add back:

   Amortization on Names and Reputations           -              1,574,992          1,627,263
   no longer subject to amortization
   effective January 1, 2002
                                             ---------------------------------------------------
Adjusted loss for the year                     ($6,705,576)     ($8,576,176)       ($7,211,903)
                                               ============     ============       ============

Adjusted loss per share-basic and diluted            $1.88            $4.29              $4.06
                                                     =====            =====              =====


Other accounting pronouncements
-------------------------------

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. We do not expect the adoption to have a material impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Issued 4/02)" which we do not believe will materially affect our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that this SFAS will have a significant impact on our results of operations or financial position.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." We do not believe that these pronouncements will affect us because either they are not relevant to our business or we will not adopt their elective provisions.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. Interpretation 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation is not expected to have a material impact on our financial position or results of operations.

Results of Operations

Year Ended December 31, 2002 Compared with the Year Ended December 31, 2001

The following discussion compares the financial results of our operations for the year ended December 31, 2002 to the financial results of our operations for the year ended December 31, 2001.

Revenue
-------

Service and Merchandise Revenue: Overall, our services and merchandise revenue decreased from $11,775,109 in 2001 to $10,899,026 in 2002, a decrease of
$876,000 or 7.5%. Services and merchandise revenue consists of cremation service, at-need merchandise revenue, pre-need merchandise revenue recognized, and travel plan revenue. The decrease in services and merchandise revenue resulted from an increase of $1,244,000 in Travel Plan revenue offset by a decrease of $844,000 in cremation services and at need merchandise revenue, largely due to the sale of our Portland cremation business at the end of 2001, and a decrease of $1,276,000 in pre-need merchandise revenue recognized because of our decision to change our inventory management procedures in the third quarter of 2001. Cremation services revenue and at-need merchandise sales from the two new locations opened in 2002 did not have a material impact on consolidated revenue.

Travel plan revenue  increased by  $1,244,000  (65%) from  $1,904,000 in 2001 to
$3,149,000 in 2002. Travel plan contracts are sold in combination with our pre-need cremation plans, however all revenue from travel contracts is recognized at the point of sale, as we concurrently arrange with a third party to provide the service on an individual contract basis. This was the first year that this popular feature was sold company wide for the full 12 months, accordingly travel plan growth as an annual percentage is expected to more closely track the rate of pre-need cremation plan sales in future years.

Pre-Need merchandise revenue recognized decreased from $2,407,000 in 2001 to $1,390,000 in 2002, a decrease of $1,017,000 or 42%. Our revenue recognition policy requires us to specifically identify and physically segregate each individual's merchandise until the time of death to allow us to recognize revenue. From June through September 2001, we specifically identified and segregated for each individual sold a pre-need plan allowing us to recognize $1,804,000 in revenue in accordance with our revenue recognition policy. In October 2001, we changed our inventory management policy to discontinue our practice of individually identifying merchandise in an effort to reduce operating costs. As a consequence, with the exception of $514,000, all receipts for merchandise sold in 2002 under pre-need plans, which were still active at year end, were deferred and not included in the revenue that we recognized. We currently maintain only a general inventory sufficient to meet our requirements in the normal course of business, except where required by State law to segregate purchased merchandise for past or new sales.

Pre-need contracts funded and deferred in the accounts in 2002 were 25% higher than in 2001, however except for the small number of those contracts which were also fulfilled in 2002, substantially all of the contract proceeds relating to merchandise revenue has been deferred to future years.

Management and finance fees: Management and finance fees decreased from $1,255,187 in 2001 to $867,583 in 2002, a decrease of $387,604 or 31%. The management fees we earn for administering pre-need trusts declined from $756,769 in 2001 to $608,708 in 2002, as a result of reduced yields on investments being reinvested at current lower market rates of interest.

Finance fees declined from $498,418 in 2001 to $258,875 in 2002, a decline of $239,503 or 48%, due in part to the transitional adjustment in 2001 when the company began recognizing finance income on pre-need contracts over the life of the contract. Previously this income was recognized only on fulfillment of the contract.

Costs and expenses and gross profit
-----------------------------------

Direct costs and expenses include all costs related to cremation, at need merchandise services, previously deferred merchandise and obtaining costs recognized on fulfillment of services for pre-need customers, and travel plan premiums paid. Direct costs were $6,419,000 or 55% of revenues in 2002 compared with $6,263,000 or 48% of revenues for 2001. The number of services we performed in 2002 was approximately 9% higher in 2002 than in 2001. Our gross profit was $5,348,000 or 45% in 2002 compared with $6,767,223 or 52% in 2001. The reduction of 7% in our gross profit was primarily due to 2001 revenue including merchandise revenue on pre-need sales for a 4 month period due to the inventory management decision discussed under services and merchandise revenue above.

General, administrative and selling expenses
--------------------------------------------

General, administrative and selling expenses for 2002 were $8,709,000 compared with $7,798,000 in 2001. The increase of $911,000 in 2002 over 2001 was due to a number of factors. Advertising costs in 2002 were $300,000 higher than in 2001. We increased our provision for uncollectible at need accounts receivable by $276,000 in 2002. The remainder of the increase in general and administrative expenses were attributable to the addition of 2 locations in 2002, increased insurance costs, and costs associated with seeking additional financing. The increases were partially offset by reduced overhead expense associated with the Portland business which was sold effective December 31, 2001.

Amortization and depreciation expense
-------------------------------------

Amortization and depreciation expense was $253,000 for 2002 compared with $2,082,000 for 2001, a decrease of $1,829,000 in 2002. The decrease was due to the adoption of FASB 142 effective January 31, 2002. FASB 142 requires that goodwill and intangibles of an indefinite life (such as the "Names and Reputations" recorded by the company on the acquisition of the Neptune Group business) no longer be amortized, but instead be tested for impairment at least annually. The Company's acquired Goodwill was tested for impairment in accordance with FASB 142 and is not considered impaired, accordingly no reduction of its value is necessary, or permitted by way of amortization under FASB 142.

Professional fees
-----------------

Professional fees expense comprises legal and audit fees, and fees paid to consultants for business and financial consulting. Professional fees expense was $677,000 in 2002 compared with $1,765,000 in 2001, for a decrease of $1,088,000.
Fiscal 2001 expenses were higher than 2002 expenses due to significant legal and audit fees in 2001 associated with the registration of our stock with the Securities Exchange Commission, and consulting fees of $430,000 paid to the former principal owner of the Neptune Group. The consulting contract was terminated in 2001.

Loss on disposal of assets
--------------------------

In 2001 we sold substantially all of the assets of our Portland, Oregon businesses. We had purchased those assets in 2000 for $5.7 million, comprising $500,000 cash, a $1,000,000 convertible debenture, and $4.2 million in stock. We sold those assets in 2001 for total consideration of $2.5 million, comprising assumption of a $1.5 million promissory note and the $1.0 million convertible debenture. We guaranteed repayment of the $ 1.5 million promissory note as a term of the sale, which note has now been repaid. As a result of this disposition, we recognized a $2.7 million loss in 2001. We sold no businesses in 2002.

Interest and finance expense
----------------------------

This expense item comprises interest on notes payable originally classified as long term, amortization of fees and expenses directly associated with procuring such financing which are initially deferred, and accretion of discount on debt charged to operations over the life of the debt. In 2002, interest and finance expense was $2,579,000 compared with $2,515,000 in 2001. We reduced our related debt by a net amount of $1,755,000 in 2002. Fees and expenses incurred with the fourth restructuring of our acquisition debt in 2001, which added to 2002 amortization, and restructuring fees on the conversion of an $800,000 note payable to a convertible debenture in 2002 increased this expense item in 2002. This was offset by interest charges saved as a consequence of the debt reduction referred to above and the sale of the Portland businesses.

Other income - lawsuit of settlement proceeds.
----------------------------------------------

In 2002 the Company received $165,000 to settle a lawsuit for service mark infringement (2001-nil)

Net loss
--------

Net loss for 2002 was $6,705,000 compared with $10,151,000 for 2001. The net loss related to the reasons described above.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000:

The following discussion compares the financial results of our operations for the year ended December 31, 2001 to the financial results of our operations for the year ended December 31, 2000.

Revenues
--------

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

Costs and Expenses and Gross Profit
-----------------------------------

Direct costs and expenses were $6,263,000 or 48% of revenues for the year ended December 31, 2001 compared to $4,451,000 or 58% of revenues for the comparable period in 2000. The $1,812,000 or 41% increase was attributable to fiscal 2000 acquisitions and new office openings, and increases in costs related to sales of our travel plans. The gross profit during the year ended December 31, 2001 was $6,767,000, a $3,530,000 or 109% increase over the comparable period in 2000.

General and Administrative Expenses
-----------------------------------

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

Amortization and Depreciation Expenses
--------------------------------------

Amortization and depreciation expenses were $2,082,000 and $1,886,000, for the years ended December 31, 2001 and 2000, respectively. The increase in amortization and depreciation expenses during 2001 was primarily the result of our acquisitions of business in Iowa and Oregon.

Professional Fees
-----------------

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

Loss on Disposal of Assets
--------------------------

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

Interest Expense
----------------

Interest expense was $2,515,000 or 19% of revenues for the year ended December 31, 2001 compared to $2,485,000 or 32% of revenues for the year ended December 31, 2000. The increase in interest expense in 2001 was a result of certain debt restructuring and refinancing to partially extinguish and extend the due date of the current portion of acquisition debt previously due January 2, 2002.

Loss before Cumulative Effect of Change in Accounting Principle
---------------------------------------------------------------

Loss before cumulative effect of a change in accounting principle was $10,151,000 and $8,435,000, for the year ended December 31, 2001 and 2000, respectively. The loss related to each respective period differed for the reasons described above.

Cumulative Effect of Change in Accounting Principle
---------------------------------------------------

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

     Net Loss
     --------

Net loss was $10,151,000 and $8,839,000 for the year ended December 31, 2001 and 2000, respectively. The net loss related to the reasons described above.

Liquidity and Capital Resources

This section should be read in conjunction with our audited financial statements included under Item 8. Financial Statements and Supplementary Data, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows From (Used In) Operations for 2002 reconciles the net loss of $(6,705,576) to the net cash provided by operating activities of a positive $734,238. This is primarily due to net pre-need cash revenues of $8,013,790 that are not recognized in current year results, but deferred as to recognition until the underlying cremations are performed. Conversely, net commissions with respect to pre need contracts deferred of $(2,620,579) have been capitalized and are to be charged against contracts on fulfillment. This meets the requirement of matching revenues and expenses with the period in which they are earned as required by generally accepted accounting principles in the United States.

At December 31, 2002, we had current assets of $2,700,000, offset by accounts payable and accrued liabilities of approximately $(2,689,000), resulting in substantially no excess working capital in reserve.

In February 2003, we raised $200,000 in a private placement of units, consisting of one share of common stock and one stock purchase warrant.

Our only internal sources of liquid assets are cash flows from operations. We have no standby line of credit, nor have we been able to make arrangements for such line of credit. We have no external sources of liquid assets.

The principal amount of $2,357,000 in debt payments fall due in the upcoming 12 months is relatively evenly distributed throughout the year with the exception of $1,780,000 that is due July 31, 2003 under the terms of a promissory note issued in connection with our acquisition of the Neptune Group. See "Item 1. Business - Neptune Society Acquisitions - Neptune Group Acquisition." Repayment of the promissory note is secured by our assets.

We project that we will have working capital in the amount of $1,000,000 at July 31, 2003, and that we will be required to raise $800,000 in additional financing to make the final payment under the promissory note due July 31, 2003. We are in the process of attempting to secure financing to meet this obligation and may seek a restructuring of the remaining balance of the promissory note. There can be no assurance that management will be able to raise the financing required to satisfy our obligations under the promissory note or to negotiate a restructuring of the remaining balance of the promissory note on acceptable terms, if at all.

In addition to the promissory note due on July 31, 2003, we have long term debt with a fair value and book value of $6.8 million due in 2004 and 2005. This long term debt consists of the following:

     o Convertible Debentures in the principal amount of $1.1 million, which are mandatorily convertible into shares of our common stock on March 31, 2004 at the price of $1.20 per share, unless we exercise our right to retire the debenture for cash with a premium payment of 50%; and

     o 13% Convertible Debentures in the aggregated principal amount of $5.8 million, due February 24, 2005. We have an obligation under these Convertible Debentures to maintain a specified fixed charge coverage ratio (requiring us to maintain certain levels of cash flow in excess of debt obligations). Although we are current in respect of all our payment obligations under the 13% Convertible Debentures, we did not maintain the Coverage Ratio for the quarters ended September

          30, 2002 and December 31, 2002. If the lenders provide us with written notice, we would have 30 days to meet the Coverage Ratio or the holders could accelerate the due date of the 13% Convertible Debentures, which would have a material adverse effect on our business and results of operations. The lenders have not provided us with written notice. A default under the debentures could cause us to default under other obligations.

We intend to finance any acquisitions or start ups in 2003 from operational cash flow, or a combination of operational cash flow and vendor financing. We have no material commitments for capital expenditures at this time.

As at December 31, 2002, we had the following contractual obligations and commercial commitments:

             ---------------------------------------------------------------------------------------------------------
            |      Contractual      |                            Payments Due by Period                               |
            |      Obligations      |                            ----------------------                               |
            |                       |---------------------------------------------------------------------------------|
            |                       |      Total     |   Less Than One  |    1-3 Years  |   4-5 Years   |   After 5   |
            |                       |                |        Year      |               |               |    Years    |
            | ----------------------|----------------|------------------|---------------|---------------|-------------|
            |      Long-Term Debt   |   $ 9,112,230  |    $ 2,357,265   |   $ 6,754,965 |      Nil      |     Nil     |
            |      Obligations      |                |                  |               |               |             |
            | ----------------------|----------------|------------------|---------------|---------------|-------------|
            |     Capital Lease     |       Nil      |        Nil       |       Nil     |      Nil      |     Nil     |
            |      Obligations      |                |                  |               |               |             |
            | ----------------------|----------------|------------------|---------------|---------------|-------------|
            |    Operating Leases   |   $ 3,301,879  |     $  736,890   |   $ 2,048,483 |   $ 516,506   |     Nil     |
            | ----------------------|----------------|------------------|---------------|---------------|-------------|
            |  Employment Contracts |     2,550,200  |        913,200   |     1,637,000 |      Nil      |     Nil     |
            | ----------------------|----------------|------------------|---------------|---------------|-------------|
            |   Total Contractual   |  $ 14,964,309  |    $ 4,007,355   |   $10,440,448 |   $ 516,506   |     Nil     |
            |     Obligations       |                |                  |               |               |             |
             ---------------------------------------------------------------------------------------------------------

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

     As of December 31, 2002, the carrying value of our long term fixed rate debt was approximately $9.1 million, which approximated fair value. Fair value was determined using discounted future cash flows based on our current incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, are included immediately following this page.

                            THE NEPTUNE SOCIETY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 and 2000






                                    CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report for 2002 and 2001                               F-1
Independent Auditors' Report for 2000                                        F-2

Consolidated Financial Statements:
  Consolidated Balance Sheets                                                F-3
  Consolidated Statements of Operations                                      F-4
  Consolidated Statements of Stockholders' Equity                          F-5-6
  Consolidated Statements of Cash Flows                                    F-7-8
  Notes to Consolidated Financial Statements                              F-9-36

Stonefield Josephson, Inc.
Certified Public Accountants/Business & Personal Advisors Member of DFK and The Leading Edge Alliance



INDEPENDENT AUDITORS' REPORT

Board of Directors
The Neptune Society, Inc.
Sherman Oaks, California

We have audited the accompanying consolidated balance sheets of The Neptune Society, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Neptune Society, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

CERTIFIED PUBLIC ACCOUNTANTS

/s/ Stonefield Josephson, Inc.
Santa Monica, California
March 21, 2003

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

                         Independent Auditors' Report



The Board of Directors
The Neptune Society, Inc.:


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Neptune Society, Inc. and Subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Neptune Society, Inc. and Subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ KPMG LLP
March 16, 2001
Los Angeles, California

                            THE NEPTUNE SOCIETY, INC.

                           CONSOLIDATED BALANCE SHEETS



                       ASSETS
Current assets:
  Cash                                                               $     775,966         $    213,219
  Accounts receivable, net                                               1,818,162            1,751,276
  Prepaid expenses and other current assets                                106,642              113,644
                                                                     --------------        --------------
          Total current assets                                           2,700,770            2,078,139

Accounts receivable, net - non current                                     252,305                    -

Property and equipment, net                                                520,759              548,469

Names and reputation                                                    24,397,696           24,364,472

Non compete agreement, net                                                       -               48,333

Deferred financing costs                                                   810,347            1,539,132

Deferred charges and other assets                                        6,963,738            4,343,159
                                                                     --------------        --------------
                                                                     $  35,645,615         $ 32,921,704
                                                                     ==============        ==============
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $   1,005,139         $  1,700,487
  Accrued and other current liabilities                                  1,683,700              681,846
  Current portion of long-term debt                                      2,357,265            2,890,215
                                                                     --------------        --------------
          Total current liabilities                                      5,046,104            5,272,548
                                                                     --------------        --------------
Notes payable                                                            6,754,965            7,942,465
                                                                     --------------        --------------
Other long-term liabilities                                                389,662              197,971
                                                                     --------------        --------------
Deferred pre-need revenues                                              19,702,742           11,688,952
                                                                     --------------        --------------
Liabilities to be settled by issue of shares                               260,525              796,342
                                                                     --------------        --------------
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                                   -                    -
  Common stock, $.001 par value, 75,000,000 shares authorized,
    4,280,423 and 2,154,400 shares issued and outstanding at
    December 31, 2002 and 2001, respectively                                 4,280                2,153
  Additional paid-in capital                                            31,072,881           27,901,241
  Accumulated deficit                                                  (27,585,544)         (20,879,968)
                                                                     --------------        --------------
          Total stockholders' equity                                     3,491,617            7,023,426
                                                                     --------------        --------------
                                                                     $  35,645,615         $ 32,921,704
                                                                     ==============        ==============

The accompanying notes form an integral part of these consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year ended            Year ended           Year ended
                                                          December 31,          December 31,         December 31,
                                                              2002                  2001                 2000
                                                       ---------------        ---------------       --------------
Revenue:
  Services and merchandise                             $    10,899,026        $   11,775,109        $   6,187,708
  Management and finance fees                                  867,583             1,255,187            1,500,996
                                                       ---------------        ---------------       --------------
          Total revenues                                    11,766,609            13,030,296            7,688,704
                                                       ---------------        ---------------       --------------
Costs and expenses                                           6,418,544             6,263,073            4,451,463
                                                       ---------------        ---------------       --------------
          Gross profit                                       5,348,065             6,767,223            3,237,241
                                                       ---------------        ---------------       --------------
General, administrative and selling expenses                 8,708,742             7,797,567            5,802,283

Amortization and depreciation expense                          253,428             2,081,585            1,886,203

Professional fees                                              677,009             1,765,289            1,244,836

Loss on disposal of assets, net                                      -             2,759,380                    -
                                                       ---------------        ---------------       --------------
          Total general, administrative, selling
            and other expenses                               9,639,179            14,403,821            8,933,322
                                                       ---------------        ---------------       --------------
Other income - lawsuit settlement proceeds                     165,000                     -                    -

Loss from operations                                        (4,126,114)           (7,636,598)          (5,696,081)

Interest and finance expense                                 2,579,462             2,514,570            2,485,030
                                                       ---------------        ---------------       --------------
Loss before income taxes                                    (6,705,576)          (10,151,168)          (8,181,111)

Income tax expense                                                   -                     -              254,128
                                                       ---------------        ---------------       --------------
Loss before cumulative effect of change in
  accounting principle                                      (6,705,576)          (10,151,168)          (8,435,239)

Cumulative effect of a change in accounting
  principle                                                          -                     -             (403,927)
                                                       ---------------        ---------------       --------------
Net loss                                               $    (6,705,576)       $  (10,151,168)       $  (8,839,166)
                                                       ---------------        ---------------       --------------
Loss per share - basic and diluted
 Loss before cumulative effect of
  change in accounting principle                       $         (1.88)       $        (5.09)       $       (4.75)
                                                       ---------------        ---------------       --------------
 Cumulative effect on prior years of
  change in accounting principle                       $             -        $            -        $       (0.23)
                                                       ---------------        ---------------       --------------
 Loss per share - basic and diluted                    $         (1.88)       $        (5.09)       $       (4.98)
                                                       ---------------        ---------------       --------------

Weighted average number of shares -
  basic and diluted                                          3,576,100             1,994,991            1,776,119
                                                       ---------------        ---------------       --------------

The accompanying notes form an integral part of these consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                            Additional          Accum-           Total
                                                 Common Stock                 paid-in           ulated       Stockholders'
                                             Shares          Amount           capital           deficit          equity
                                           --------------------------------------------------------------------------------
Balance at December 31, 1999                1,649,432         1,649          14,272,908        (1,889,634)     12,384,923

Net loss                                            -             -                   -        (8,839,166)     (8,839,166)

Shares issued:

  For cash net of $82,500 of
    offering costs                            164,584           165           7,007,330                 -       7,007,495

  In connection with long-term
    Debt                                        8,000             8             400,003                 -         400,011

  For acquisitions                             93,327            93           4,988,326                 -       4,988,419

Discount on convertible
  debentures                                        -             -             115,000                 -         115,000

Compensation related to stock
  Options                                           -             -              51,081                 -          51,081
                                           -----------     -----------      ------------     -------------    -------------
Balance at December 31, 2000                1,915,343         1,915          26,834,648       (10,728,800)     16,107,763

Net loss                                            -             -                   -       (10,151,168)    (10,151,168)

Shares issued:

  In connection with long and
    short-term debt                            96,447            97             476,112                 -         476,209

  For acquisition activities                  141,162           141                (141)                -               -

Discount on convertible
  Debentures                                        -             -              60,090                 -          60,090

Compensation related to stock
  Options                                           -             -             530,532                 -         530,532
                                           -----------     -----------      ------------     -------------    -------------
Balance at December 31, 2001                2,152,952         2,153          27,901,241       (20,879,968)      7,023,426

                                  (Continued)

The accompanying notes form an integral part of these consolidated financial statements.

                                                    THE NEPTUNE SOCIETY, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                        Additional        Accum-          Total
                                              Common stock               paid-in          ulated       Stockholders'
                                          Shares         Amount           capital         deficit         equity
                                         ------------------------------------------------------------------------------
Net loss                                                                                (6,705,576)     (6,705,576)

Shares issued for:

  Settlement of accrued
    liabilities                           21,250            21            406,321                -         406,342

  Restructuring fees on long term
    debt                                 327,083           327            389,673                -         390,000

  Cash                                 1,388,889         1,389          1,498,611                -       1,500,000

  Conversion of debenture                225,000           225             74,775                -          75,000

  Acquisitions and other                   6,559             7              2,282                -           2,289

  Compensation - shares issued            51,250            51             59,050                -          59,101

  Settlement of debenture interest       107,440           107            115,928                -         116,035

Compensation related to stock
  options                                      -             -            345,000                -         345,000

Beneficial conversion feature on
  convertible debt                             -             -            280,000                -         280,000
                                       ----------       -------        -----------     ------------     -----------
Balance at December 31, 2002           4,280,423         4,280         31,072,881      (27,585,544)      3,491,617
                                       ==========       =======        ===========     ============     ===========

The accompanying notes form an integral part of these consolidated financial statements.

                                             THE NEPTUNE SOCIETY, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year ended            Year ended           Year ended
                                                                         December 31,          December 31,         December 31,
                                                                             2002                  2001                 2000
                                                                       ---------------        --------------        -------------
Cash flows provided by (used for) operating activities:
  Net loss                                                              $ (6,705,576)         $(10,151,168)         $ (8,839,166)

  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                          253,428             2,081,585             1,886,203
      Accretion of discount on notes payable                                 135,239                67,605               697,783
      Non-cash interest & amortization of deferred
        finance costs                                                      1,098,993             1,315,279             1,126,306
      Stock issued for professional services                                       -                31,658                     -
      Stock compensation                                                     404,101               530,532                51,081
      Loss on disposal of assets                                                   -             2,759,380                     -
      Deferred tax benefit                                                         -                     -               254,128
      Compensation expense to be settled by stock                            160,525                     -                     -

Change in operating assets and liabilities:
      Accounts receivable, net                                              (319,191)           (1,516,906)              (56,060)
      Prepaid expenses and other current assets                                7,002                 7,417               (12,710)
      Deferred charges and other assets                                   (2,620,579)             (320,915)           (2,481,375)
      Accounts payable                                                      (695,348)              300,949               901,531
      Accrued and other liabilities                                        1,001,854              (931,133)              823,561
      Deferred pre need revenues                                           8,013,790             5,090,705             4,916,233
                                                                       ---------------        --------------        -------------
          Net cash provided by (used for) operating activities               734,238              (735,012)             (732,485)
                                                                       ---------------        --------------        -------------
Cash flows used for investing activities:
  Purchases of property and equipment, net                                  (175,096)               (4,404)             (216,803)
  Acquisitions, net of cash acquired                                         (33,224)                    -              (703,620)
                                                                       ---------------        --------------        -------------
          Net cash used for investing activities                            (208,320)               (4,404)             (920,423)
                                                                       ---------------        --------------        -------------
Cash flows provided by (used for) financing activities:
  Payments on notes payable                                               (1,954,862)           (2,412,704)          (11,864,781)
  Proceeds from issuance of debt, net                                        200,000             2,300,000               750,000
  Net proceeds of common stock issued                                      1,500,000                     -             7,007,495
  Increase in long term liabilities                                          291,691                     -                     -
                                                                       ---------------        --------------        -------------
          Net cash provided by (used for) financing activities                36,829              (112,704)           (4,107,286)
                                                                       ---------------        --------------        -------------
Net increase (decrease) in cash                                              562,747              (852,120)           (5,760,194)
Cash, beginning of year                                                      213,219             1,065,339             6,825,533
                                                                       ---------------        --------------        -------------
Cash, end of year                                                       $    775,966          $    213,219          $  1,065,339
                                                                       ===============        ==============        =============

The accompanying notes form an integral part of these consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year ended              Year ended           Year ended
                                                                       December 31,            December 31,         December 31,
                                                                           2002                    2001                 2000
                                                                     ---------------          --------------        -------------

Supplemental disclosure of cash flow information -
  cash paid during the period for interest                             $ 1,147,469            $   1,132,000         $    659,000
                                                                     ===============          ==============        =============
Supplemental disclosure of noncash investing
 and financing activities:

  Debt assumed by third party resulting from asset sale                $         -            $   1,500,000         $          -
                                                                     ===============          ==============        =============
  Debt forgiveness related to asset sale                               $         -            $   1,000,000         $          -
                                                                     ===============          ==============        =============
  Discount on debenture payable                                        $   280,000            $      60,090         $    115,000
                                                                     ===============          ==============        =============
  Common stock issued for acquisitions                                 $     2,289            $           -         $  4,988,419
                                                                     ===============          ==============        =============
  Notes issued for acquisition                                         $         -            $           -         $  1,000,000
                                                                     ===============          ==============        =============
  Accrued interest settled by issue of stock                           $   116,035            $           -         $           -
                                                                     ===============          ==============        =============
  Accrued liabilities settled by issue of stock                        $   796,342            $           -         $           -
                                                                     ===============          ==============        =============
  Deferred compensation to be settled by stock                         $   100,000            $           -         $           -
                                                                     ===============          ==============        =============
  Conversion of debentures by issue of stock                           $    75,000            $           -         $           -
                                                                     ===============          ==============        =============

The accompanying notes form an integral part of these consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(1)  The Business, Basis of Presentation and Liquidity:

          The Neptune Society, Inc., a Florida Corporation, is the holding company for Neptune America, Inc., a California Corporation. Neptune Management Corporation, Heritage Alternatives, Inc., and Trident Society, Inc. are wholly owned subsidiaries of Neptune America, Inc. and engage in marketing and administering pre-need and/or at-need cremation services in California, Colorado, Florida, New York, Arizona, Illinois, Iowa, Oregon and Washington. The Neptune Society, Inc. operates crematories in California, Washington, Oregon and Iowa.

          On March 31, 1999, The Neptune Society, Inc. (formerly Lari Corp. "Lari") paid $1,000,000 cash, $310,000 in transaction costs, 125,000 shares of common stock valued at $5,000,000 and $21,000,000 of promissory notes valued at $19,968,529 (for total consideration of $26,278,529) to acquire all of the outstanding shares and the partnership interests of the following entities (collectively referred to as the Predecessor Companies):

          Neptune Management Corporation

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

          The business combination was accounted for using the purchase method of accounting, and the excess of the purchase price over the fair value of identifiable net assets and liabilities acquired, ($26,809,237) was recorded as goodwill ("Names and Reputations"). In addition, the Company entered into a three-year $1,000,000 consulting agreement with the former controlling owner of the Predecessor Companies. In January 1999, Lari Corp. issued 250,000 shares of common stock and 1,000,000 warrants to purchase common stock for total consideration of $200,000. The warrants were fully exercised in April 1999 for $800,000 and, with the proceeds from the sale of the 250,000 shares for $200,000, used to fund the acquisition. On April 26, 1999, Lari Corp. changed its name to The Neptune Society, Inc. (the "Successor Company"). Collectively, the Predecessor Companies and Successor Company are herein referred to as ("the Company").

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(1)  The Business, Basis of Presentation and Liquidity, Continued:

          As of December 31, 2002, the Company has a working capital deficit of approximately $2.3 million. Management believes it will obtain, on acceptable terms, a fifth restructuring of the remaining balance of the acquisition debt, which at December 31, 2002 is approximately $2.1 million and is currently due in the upcoming year. In fiscal 2002, the Company achieved positive operating cash flow of approximately $700,000 after several years of negative operating cash flow. The company believes that it has sufficient liquidity from continuing positive cash flow to maintain operations and to allow it to build a cash reserve to partially retire and successfully renegotiate the current portion of its acquisition debt.


(2)  Summary of Significant Accounting Policies:

     Principles of Consolidation:

          The consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 present the consolidated accounts of The Neptune Society, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition:

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

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued:

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

          Pre-need cremation arrangements--The Company sells pre-need cremation services and merchandise under contracts that provide for delivery of the services at the time of need. Services and merchandise revenues related to pre-need cremation services are recorded as revenue in the period the services are performed. Until the services are performed, the proceeds received from the sale of pre-need cremation contracts are recorded as deferred pre-need revenue to the extent that such proceeds are not required to be trusted.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued:

          Pre-need installment sales--The Company also sells pre-need cremation arrangements under installment plans. Under such plans, the customer makes an initial down-payment and pays the balance in monthly installments plus interest. To the extent that cash received is not trusted, the Company accounts for this cash as deferred pre-need revenue until the transaction qualifies for revenue recognition under the Company's accounting policies.

          Prior to January 1, 2001, due to the uncertainty of collections of these accounts, the Company recorded these transactions in accordance with the Company's revenue recognition accounting policies as cash was received.

          Worldwide travel sales--The Company sells a worldwide travel assurance plan which guarantees the provision of cremation services anywhere in the world to the extent the plan holder is more than 75 miles away from their legal residence at the time of death. The plan is underwritten by a third party carrier who receives a premium payment and is obligated to perform services if the above criteria is met. The Company recognizes revenue related to the sale of travel plans at the time of sale.

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

          Direct and indirect costs--The Company expenses direct and indirect costs in the period incurred, with the exception of sales commissions, which are specifically identifiable to individual pre-need cremation arrangements. Sales commissions are initially recorded as deferred charges and other assets. When the related pre-need services are performed, such deferred charges are recorded to operations.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(2)  Summary of Significant Accounting Policies, Continued:

     Trust Funds:

          Depending upon the jurisdiction in which a pre-need arrangement is sold, the Company is required to place in trust or escrow certain, if not all, of the proceeds received from the sale of a pre-need arrangement. The trustors of such trusts are the purchasers of the pre-need arrangements. The Company does not have access to or control of the trust fund or escrow corpus and, therefore, such amounts are not reflected in the accompanying consolidated financial statements. Earnings on the trust funds and escrow deposits generally accumulate in the trust fund or escrow until the cremation service is performed and the funds are released to the Company. The earnings on the trust funds are provided to the Company to offset inflation in costs to provide the cremation services. Accordingly, the Company recognizes such earnings as additional revenue at the time the cremation service is performed and the funds are released to the Company. However, California and Florida allow the Company to withdraw non-refundable fees from the trust on an annual basis in consideration for administering the trust funds. California allows a maximum fee of four percent of beginning year trust fund corpus, subject to the trust fund's annual performance. The Florida trust fund allows the Company to withdraw the annual earnings of the fund as a fee, subject to
          meeting  certain  funding  requirements.   Such  fees  are  recognized
          currently as management fees in the accompanying consolidated statements of operations.

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

          The fair value of the pre-need funeral trust assets summarized below were $41,944,000 and $36,328,000 at December 31, 2002 and 2001,
          respectively, which, in the opinion of management, exceeds the future obligations under such arrangements.

                                                                         2002                2001
                                                                         ----                ----

          Cash and cash equivalents                               $   26,728,000       $   2,235,000
          Fixed income investment contracts                            1,171,000           3,140,000
          Mutual funds, stocks and treasury bills                     14,045,000           2,072,000
          U.S. Government investments                                          -          28,881,000
                                                                  ---------------      --------------
                    Total                                         $   41,944,000       $  36,328,000
                                                                  ===============      ==============

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



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

     Names and Reputations:

          In July 2001 the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company adopted FASB 142 effective January 1, 2002. The classification "Names and Reputations" meets the definition of goodwill under FASB
          142. For the 2001 and prior fiscal years, the Company amortized Names and Reputations over a period of 20 years from acquisition.

     Non-Compete Agreements:

          The Company amortizes its non-compete agreements over the expected period of benefit, not to exceed the contractual term of the agreements, generally 3 years. The Company monitors the recoverability of its non-compete agreements based on the projection of future undiscounted cash flows of the geographic area to which the non-compete agreement relates. If an impairment is indicated, then an adjustment is made to reduce the carrying amount of the intangible asset to its fair value.

          At December 31, 2002, the unamortized carrying value of this asset was nil (2001: $48,333). Accumulated amortization at December 31, 2002 and 2001 was $145,333 and $97,000 respectively.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(2)  Summary of Significant Accounting Policies, Continued:

     Advertising

          Costs of advertising are expensed as incurred. Advertising expense was approximately $1,877,078, $1,577,213 and $1,167,294 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to their estimated net realizable value.

          As a result of the Company's continuing losses during the years ended December 31, 2002 and 2001, the Company recorded a valuation allowance of 100% against all of its deferred tax assets.

     Stock Option Plan

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the amended disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transitional Disclosure" with respect to the effect of its use of the disclosure-only provisions of FASB 123 in accounting for stock-based compensation, and the effect of the method used on reported results.

     Deferred Obtaining Costs

          Deferred obtaining costs (included in deferred charges and other assets) consist of sales commissions applicable to pre-need cremation service and merchandise sales. These costs are deferred and expensed in the period of performance of the services and delivery of merchandise covered by pre-need arrangements.

     Deferred Financing Costs

          These costs are deferred and expensed as interest and finance cost over the life of the respective debt instrument. The amount so classified comprises fees and direct costs incurred on the obtaining and restructuring of long term debt.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(2)  Summary of Significant Accounting Policies, Continued:

     Computation of Earnings (Loss) Per Common Share:

          Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2002, 2001 and 2000, options to purchase 608,728, 607,296 and 158,438 shares, respectively, of common stock at prices ranging from $4.40 to $57.00 per share were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

          Additionally, warrants and conversion rights to purchase 84,375, 1,724,167 and 2,617,211 shares at December 31, 2000, 2001 and 2002 respectively at prices ranging from $1.20 to $57.00 per share were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

     Fair Value of Financial Instruments

          The carrying amounts of cash, current receivables and payables approximate their fair value due to the short-term nature of these instruments. The fair value of the Company's long-term fixed rate debt is estimated using future cash flows discounted at rates for similar types of borrowing arrangements and approximates its carrying value.

     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income (Loss)

          Except for net loss, the Company does not have any transactions or other economic events that enter into other comprehensive loss during the years presented.

(3)  Changes in Accounting Principles

     Revenue Recognition:

          In response to the Securities and Exchange Commission's issuance of Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101), effective January 1, 2000, the Company changed its accounting policies applicable to pre-need merchandise sales. The implementation of SAB No. 101 had no effect on the consolidated cash flows of the Company.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(3)  Changes in Accounting Principles, Continued:

     Revenue Recognition, Continued:

          In response to SAB No. 101, the Company changed its revenue recognition accounting policy with respect to merchandise sold in pre-need arrangements to include conditions beyond current state regulations. As of January 1, 2000, the Company included a definitive delivery date, the requirement that stored merchandise be segregated and specifically identified by customer, not subject to being used to fill other orders, and the test that exchange for a different piece of merchandise at a later date is remote. In addition, the merchandise must not be subject to claims of the Company's creditors, the risks and rewards of merchandise ownership must have transferred to the customer, and the Company's custodial risks are insurable and insured. Since the additional criteria had not been met for pre-need merchandise sales for the nine months ended December 31, 1999 a cumulative effect adjustment of $404,000 or $0.23 per diluted share, was recorded at January 1, 2000 representing the cumulative effect of deferring revenues of $488,000 on those sales for which additional revenue recognition criteria had not been met. The Company has
          deferred   revenues   of   $4,326,000,   $5,097,000   and   $8,224,013
          respectively, for the years ended December 31, 2000, 2001 and 2002 as the additional criteria noted above had not been satisfied.

     Goodwill (Names and Reputations):

          In July 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company adopted FASB 142 effective January 1,
          2002. The asset "Names and Reputations" meets the definition of goodwill under FASB 142.

          On implementation of FASB 142, management determined that the fair value of the Company as a single reporting unit under FASB 142 exceeded the carrying value of the net assets, including goodwill. The Company has subsequently completed the evaluation of the implied value of its goodwill, and determined that there is no impairment in value.

          For 2001 and prior fiscal years, the Company amortized Names and Reputations over a period of 20 years from acquisition, resulting in amortization expense of approximately $1,500,000 annually. There was no amortization recorded in 2002 due to the adoption of SFAS No. 142.

          With the requirement to adopt FASB 142, the Company will no longer amortize its acquired goodwill on a systematic basis. Rather it will test the value of Goodwill annually, and if it is determined that goodwill is impaired, the carrying value will be adjusted by a charge to operations in the year that such determination is made.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(3)  Changes in Accounting Policies, Continued:

     Goodwill (Names and Reputations), Continued:

          An analysis of the historical carrying value of goodwill is as follows:

                                                                            2002                   2001
                                                                            ----                   ----
          Cost
            Names and Reputations recorded on acquisition of:
            Predecessor Companies                                     $   26,809,237         $  26,809,237
            Washington crematory                                             732,968               699,744
            Iowa crematory                                                   816,390               816,390
                                                                      ---------------        --------------
                                                                          28,358,595            28,325,371
          Less:
            Accumulated amortization (1999 to 2001)                       (3,960,899)           (3,960,899)
                                                                      ---------------        --------------
                    Net book Value                                    $   24,397,696         $  24,364,472
                                                                      ===============        ==============

(4)  Property and Equipment

     Property and equipment is summarized as follows:

                                                                            2002                   2001
                                                                            ----                   ----
          Furniture and fixtures                                      $      195,344         $     143,606
          Nautical equipment                                                       -               110,000
          Automobiles                                                        154,208                97,611
          Equipment                                                          496,532               416,971
          Leasehold improvements                                             194,931               191,882
                                                                      ---------------        --------------
          Total property and equipment                                     1,041,015               960,070
          Less accumulated depreciation and amortization                     520,256               411,601
                                                                       ---------------        --------------
                    Property and equipment, net                       $      520,759         $     548,469
                                                                       ===============        ==============

(5)  Notes Payable

                                                                            2002                2001
                                                                            ----                ----
     13% Convertible debentures
     Non-amortizing,  interest  accruing at 13% per annum payable
     (with interest at 6.5% per annum deferred as to payment
     until June 2003), due February 24, 2005.  Includes  accrued
     interest of $788,202  (2001:  $650,890).  See (a) below.         $  5,788,202      $  5,650,890

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(5)  Notes Payable, Continued:

                                                                            2002                2001
                                                                            ----                ----
     Acquisition debt
     Promissory  notes  bearing  interest  at 13% per annum,
     payable in monthly installments of $78,471, including interest due July 31, 2003. Secured by a first trust deed on all assets
     of the Company.  See (b) below.                                     1,782,057         2,391,940

     Acquisition debt - 2001
     Promissory  note,  non-amortizing,  13%  interest  due July 2003.
     Includes accrued interest of $45,208 (December 31, 2001: nil).
     See (b) below.                                                        395,208           350,000

     13.75% mandatory convertible debentures
     Interest only payable monthly. See (c) below.                         896,653                 -

     Professional services debt
     Notes payable,  non-interest  bearing,  payable in monthly installments of $15,000, due November 2003 and February 2004.
     See (d) below.                                                        250,110           369,872

     12% Convertible debentures
     Non-amortizing, interest accruing at 12% per year payable
     monthly, due July 31, 2003. See (e) below.                                  -            75,000

     Other
     Note payable, non-amortizing,  interest accruing at 19.98%
     payable monthly, due December 2002. See (f) below.                          -           800,000

     Note payable to a private investor,  non-interest bearing,
     non- amortizing, due on September 30, 2001. See (g) below.                  -         1,000,000

     Note  payable,  interest  accruing  at 10% per  annum,
     payable  in monthly installments of $14,000, due July 2002.
     See (h) below.                                                              -            94,102

     Notes payable,  interest accruing at 9%, payable in monthly installments of $1,244 and $980, respectively, both notes
     due May 31, 2002.                                                           -            10,876

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(5)  Notes Payable, Continued:

                                                                            2002                2001
                                                                            ----                ----
     Line of credit,  interest  accruing at 9%,  interest only
     payable  monthly, maximum limit $100,000, principal due
     April 1, 2002. (not renewed)                                                -            90,000
                                                                     -------------      ------------
                                                                         9,112,230        10,832,680
         Less current portion                                            2,357,265         2,890,215
                                                                     -------------      ------------
                                                                      $  6,754,965       $ 7,942,465
                                                                      =============      ============

     (a)  13% Convertible debentures

          On December 30, 1999, the Company issued $5,000,000 of 13% convertible debentures due February 24, 2005. The debentures were issued with detachable warrants to acquire 25,000 common shares at $41.68 per share and 25,000 common shares at $50.00 per share. The fair value of the warrants, $670,409, was recorded as a deferred financing cost and a credit to additional paid-in-capital. The following assumptions were used in the Black-Scholes pricing model: expected volatility of 20%, risk free interest rate of 5.11%, and the expected life of the warrants of 4 years. The amortization of this deferred financing cost results in an effective interest rate of 15.8%. In addition, the debentures were convertible to common stock at an initial conversion ratio of 40:1 (adjustable based on certain anti-dilution rights), or a total of 125,000 common shares. The intrinsic value of the beneficial conversion feature, $562,000, was recorded as a credit to additional paid-in-capital and a discount to the related debt. The fair value of the Company's common stock was based on its quoted market price. The discount was recognized as interest expense over the period up to the initial conversion date, September 30, 2000. Under the terms of the debenture purchase agreement, the Company granted demand and piggy-back registration rights, at the Company's expense, for the resale of any shares received upon conversion or exercise of the debentures or warrants. The Company was also obligated to adjust the number of shares issuable under the convertible debentures and warrants if it issued additional shares of common stock under the following scenarios: (i) for less than $40.00 in cash, in which case the debenture was to be convertible at the lower price or (ii) the Company issued shares without consideration in a transaction that resulted in the issuance of shares for consideration of less than $40.00 per share, in which case the debenture was convertible at a price adjusted to give effect to the lower value of the share issuance.

          In December 2001, in exchange for the amendment of certain terms in the debenture agreements, the Company agreed to (i) issue 168,750 shares of the Company's common stock to the holders, (ii) reduce the conversion price to $3.00 per share, (iii) accelerate payment of certain deferred interest payments, (iv) reduce the warrant exercise price to $12.00, (v) effect a 4:1 reverse stock split on or before June 30, 2002, and (vi) restrict the amount of equity securities issued by the Company. The debenture holder agreed to (i) eliminate the "full ratchet" anti-dilution provision and (ii) amend certain debt coverage ratios. The debenture holder retained certain anti-dilution rights that allow it to maintain its proportionate ownership percentage in the Company.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(5)  Notes Payable, Continued

     (a)  13% Convertible debentures, Continued

          Under the terms of the debentures, interest at the rate of 6.5% per annum is deferred as to payment until May 31, 2003. Commencing June 1, 2003, monthly interest payments increase to 13% per annum, accrued interest representing the 6.5% per annum interest deferred in prior years becomes payable commencing June 1, 2003 at the rate of $15,000 per month, unless the Company provides written notice of its inability to do so due to insufficient cash flow.

          During 2002, the note holders exercised their pre-emptive right to acquire the amount of $71,563 of 13.75% convertible debentures, which debentures are automatically convertible into common shares at $1.20 per share on March 31, 2004. The note holders also exercised their pre-emptive rights to acquire 107,440 common shares at a cost of $116,035. The acquisition of the shares and the convertible debentures by the note holders effectively reduced accrued interest owed to them.

          The Company has an obligation under the Convertible debentures to maintain a specified fixed charge coverage ratio (the "Coverage Ratio"). Although the Company is current in respect to all of its payment obligations under the debentures, the Company did not maintain the Coverage Ratio for the quarters ended September 30, 2002 and December 31, 2002. If the holders provide the Company with written notice, the Company would have 30 days to meet the Coverage Ratio or the holders could accelerate the due date of the debentures, which would have a material adverse affect on the Company's business and results of operations. The holders have not provided the Company with written notice. A default under the debenture could cause the Company to default under other obligations.

     (b)  Acquisition debt

          Acquisition debt is comprised of two ($19,000,000 and $2,000,000) promissory notes to the owners of the Predecessor Companies.

          First restructuring

          On August 1, 1999, a $19,000,000 note issued in connection with the acquisition was amended as follows: i) $9,625,088 of the note became interest free in exchange for $76,000 cash, 34,375 warrants were issued to acquire common shares at $48 per share and payment due dates were amended to $386,776 on August 11, 1999, $4,172,476 on January 3, 2000 and $5,065,836 on July 31, 2000, and ii) $9,374,912 retained its
          9% interest rate and became due as follows: $3,739,008 on August 11, 1999, $701,740 on January 3, 2000 and $4,934,164 on July 31, 2000. The
          costs associated with the amendment and the fair value of the warrants issued were deferred and recognized as an adjustment to the notes' interest rate on a prospective basis from August 1, 1999. The fair value of the warrants issued was estimated to be $401,324 based on the Black-Scholes option pricing model using the following assumptions: dividends yield of zero; expected volatility 20%; risk free interest rate 4.61%; and expected life of 4 years.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(5)  Notes Payable, Continued

     (b)  Acquisition debt, Continued

          Second restructuring

          On July 31, 2000, the Company restructured both the $19,000,000 and $2,000,000 notes. The Company i) repaid $1,297,778 ($1,024,000 carrying value) outstanding under its $2,000,000 acquisition note, ii) repaid $341,396 under its $19,000,000 acquisition note resulting in a remaining balance of $4,724,440 outstanding and extended the due date on this amount to July 31, 2001. In consideration for the extension of the due date, the Company guaranteed the difference between $47,250 and the aggregate cash to be received on the sale of 844 shares of the Company's common stock held by the creditor monthly over the extension term (a total of 10,125 shares). As a result of the guarantee, the Company has paid and expensed $254,000 and $16,676, respectively, through December 31, 2001 and 2000. The Company has recorded a liability and deferred financing costs for the fair value of the guarantee and adjustments to the liability are recorded through interest expense.

          Third restructuring

          In August 2001, the Company paid $2 million of its $4.7 million note payable and restructured the remaining $2.7 million of its original acquisition debt. The remaining $2.7 million became due and payable on January 2, 2002, along with a cash loan fee of $168,000. The restructured amount accrued interest at 12% per annum, payable monthly. The Company also issued 13,750 shares of the Company's common stock valued at $224,000. The value of the shares and the cash loan fees were amortized to interest expense over the life of the note.

          Fourth restructuring

          In December 2001, the Company executed an agreement to restructure the remaining $2.7 million of acquisition debt, previously due January 2002. On December 28, 2001, the Company paid $333,000 of note principal, and agreed to amortize $963,000 over 18 months and make a lump-sum payment of $1,429,000 on July 31, 2003. As a part of the agreement, the Company paid $168,000 in loan fees related to previous loan restructurings, issued a 13% non-amortizing note payable of $350,000 due July 31, 2003 for additional loan fees related to this restructuring ("Acquisition debt - 2001") and issued the creditors 75,000 shares of the Company's common stock valued at $126,000. The value of the shares and the cash loan fees is being amortized to interest expense over the life of the note. The Company also agreed to release the creditors with respect to liability under the Leneda litigation, which was settled during the year. The Company also paid-out the remainder of all payments due under the creditor's consulting agreement in the amount of $355,000 and terminated the agreement.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(5)  Notes Payable, Continued

     (c)  13.75% mandatory convertible debenture

          In 2002 the Company issued face value $1,071,653 of 13.75% convertible debentures in consideration for cash (including satisfaction of an outstanding note payable of $800,000) of $1,000,000 and settlement of $71,653 of accrued interest payable to a debenture holder holding certain pre-emptive rights to all corporate financings.

          The debenture holders may exercise their rights to acquire common shares at the price of $1.20 per share at any time prior to March 31, 2004, at which date the debentures automatically convert to common shares.

          The Company may retire the debentures for cash prior to conversion by paying the debenture holders a premium of 50% on the face value of the debt.

          The Company is to issue 83,333 shares as a loan fee valued at $107,000. The loan fee, together with the amount of $173,000 allocated to the conversion feature, are being accreted as interest and finance expense on a straight line basis over the term to maturity of the debenture. At December 31, 2002, the unaccreted amount of $175,000 has been recorded as a reduction of the carrying value of the debt.

     (d)  Professional services debt

          In November 2001, the Company issued non-interest bearing notes payable of $360,000 and $70,000, due November 2003 and February 2004, respectively, in payment of professional fees due. The $360,000 note is amortizing at $15,000 per month. The Company also issued 25,000 shares valued at $72,000 in connection with the debt settlement. The notes were discounted $65,000 to their approximate fair market value. The value of the shares and the discount is being amortized to interest expense over the respective lives of the notes. To the extent the Company complies with the terms of the notes, the note holder has agreed to forgive the $70,000 obligation. The notes are collateralized by certain assets of the Company.

          At December 31, 2002, the carrying value of the debt is net of unamortized discount of $30,658 (2001: $60,090).

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(5)  Notes Payable, Continued

     (e)  12% convertible debenture

          In August 2001, the Company borrowed $1,575,000 at 12% interest per annum, payable monthly, maturing January 2, 2002. Of the principal amount, $75,000 represented a loan fee. The Company also issued 3,947 shares of the Company's common stock valued at $41,000 and a warrant to purchase up to 7,500 shares of the Company's common stock at $41.68 per share (subsequently adjusted to $3.00 per share). The value of the shares, warrants and cash loan fees was amortized to interest expense over the life of the note. The debt was collateralized by certain assets of the Company's Portland, Oregon business.

          In December 2001, as a condition of the sale of these assets, the Company entered into an agreement to restructure and extend the due date of the debt to July, 2002. Under the agreement, $1,500,000 of the $1,575,000 note payable and a $1,000,000 convertible debenture, were assumed by the purchaser of the Oregon Assets. The debt holder exchanged the remaining $75,000 of the note for a 13% debenture convertible at $0.33 per share maturing July 2002. Also, the Company issued the debt holder 75,000 shares of the Company's common stock valued at $120,000 and guaranteed the payment of the $1,500,000 assumed note. The value of the shares was amortized to interest expense over the life of the debenture. The debenture was converted to 225,000 shares on maturity.

     (f) On December 28, 2001, the Company issued a 19.98% non-amortizing note payable of $800,000 due December 28, 2002. The note payable was retired during the year by the issuance of $800,000 in face value of 13.75% mandatory convertible debentures (See c above).

     (g) On March 31, 2002, financing costs of 3,000 common shares valued at $150,000 were paid in connection with this loan and were amortized to interest expense over the life of the loan. This loan was repaid in 2002.

     (h) In November 2001, the Company issued a 10% interest, amortizing note payable for $120,000 due July 31, 2002 for professional services rendered. The debt was collateralized by certain assets of the Company.

     (i) The aggregate maturities of long-term debt at December 31, 2002 are as follows:

            Year Ended December 31,
                2003                                          $  2,357,265
                2004                                               966,763
                2005                                             5,788,202
                                                            ----------------
                                                              $  9,112,230

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(6)  Stockholders' Equity, Continued

     Common Stock
     ------------

     Effective March 22, 2002, the Company completed a reverse split of its common stock on the basis of one share for each four shares previously issued. All references in these financial statements to share numbers and per share amounts give retroactive effect to the reverse stock split.

     In January 2000, the Company sold the remaining 2,084 shares of common stock under its private placement agency agreement entered into in July 1999 for gross proceeds of $100,000.

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

     On May 31, 2002, the authorized capital of the Company was increased to 75,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.

     Liabilities To Be Settled By Issue Of Shares
     --------------------------------------------

                                                       December 31, 2002                  December 31, 2001
                                               ---------------------------------   ----------------------------
                                                 Number of                          Number of
                                                   Shares              Amount          Shares          Amount
                                               ------------          -----------    ------------    -----------
     Deferred compensation to executives           400,807           $ 260,525               -       $       -

     Restructuring fees on long-term debt                -                   -         327,083         390,000

     Settlement of accrued liabilities                   -                   -          21,250         406,342
                                               ------------          -----------    ------------    -----------
                                                   400,807           $ 260,525         348,333      $  796,342
                                               ============          ===========    ============    ===========

     Employee Stock Option Plan
     --------------------------

     In 1999, the Board of Directors of the Company adopted the 1999 Stock Incentive Plan (Stock Option Plan) for the grant of qualified incentive stock options (ISO), non-qualified stock options, deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the Stock Option Plan, 225,000 shares are reserved for issuance.

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

     Effective April 12, 2002, the Board of Directors of the Company adopted the 2002 Stock Incentive Plan (2002 Plan) for the grant of qualified incentive stock options (ISO), non-qualified stock options, deferred stock and restricted stock. The exercise price for any option granted may not be less than fair value (110% of fair value for ISOs granted to certain employees). Under the 2002 Plan, 750,000 shares are reserved for issuance.

     Executive Stock Options
     -----------------------

     Under the terms of five year employment agreements commencing January 1, 2001, each of three Executive officers were granted options to acquire 130,682 shares at a price of $4.40 per share annually for the term of their contracts. One executive terminated his employment in 2002 and options granted to him in 2001 and 2002 were cancelled. At December 31, 2002, stock options representing 522,728 shares have vested and are unexercised (2001:
     392,046), all at the exercise price of $4.40 per share.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(6)  Stockholders' Equity

     Stock Compensation
     ------------------

     The following table is a summary of the Company's stock options outstanding as of December 31, 2002, 2001 and 2000 and the changes during the years then ended.

                                                      2002                        2001                       2000
                                           ---------------------------------------------------------------------------------
                                                             Average                      Average                   Average
                                                            Exercise                     Exercise                  Exercise
                                            Number            Price       Number           Price      Number         Price

     Outstanding, beginning of year         607,296         $  14.52      158,438        $ 39.08      106,688       $  47.00
     Granted                                392,046         $   4.40      484,296        $  5.40       87,500       $  51.28
     Cancelled and expired                 (390,614)        $      -      (35,438)       $     -      (35,750)      $      -
                                           ---------------------------------------------------------------------------------
     Outstanding, end of year               608,728         $   7.19      607,296        $ 14.52      158,438       $  49.28
                                           ---------------------------------------------------------------------------------
     Exercisable end of year                608,728         $   7.19      275,256        $ 24.20       64,438       $  47.00
                                           =================================================================================


     The  following   table  further   describes  the  Company's  stock  options
     outstanding as of December 31, 2002:

          Number of          Weighted            Weighted
           Options       average remaining        average           Number
         Outstanding       life (years)       exercise price      exercisable

            56,875             1.5           $    10.00              56,875
             9,125             0.2           $    48.50               9,125
            18,750             0.5           $    53.00              18,750
             1,250             0.5           $    55.72               1,250
           522,728             3.0           $     4.40             522,728
        ------------                                            -------------
           608,728                                                  608,728
        ============                                            =============

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock based compensation plans.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(6)  Stockholders' Equity, Continued

     Stock Compensation, Continued
     -----------------------------

     No expense was recorded under the intrinsic value method during any of the reporting periods. If the Company had elected to recognize compensation cost for its stock options based on the fair value at the grant dates for awards under those plans, in accordance with SFAS 123, net earnings and earnings per share for the years ended December 31, 2002, 2001 and 2000 would have been as follows:


                                                          2002                 2001                2000
                                                          ----                 ----                ----
       Net loss as reported                          $  (6,705,576)     $ (10,151,168)      $  (8,839,166)
       Compensation cost measured by fair
        value method                                       447,775            635,998           1,556,834
                                                     --------------     --------------      --------------
                  Pro-forma net loss                 $  (7,150,351)     $ (10,787,166)      $ (10,396,000)
                                                     ==============     ==============      ==============

       Basic and diluted loss per common share:
                  as reported                        $       (1.88)     $       (5.09)      $       (4.98)
                                                     ==============     ==============      ==============
                  pro forma                          $       (2.00)     $       (5.41)      $       (5.85)
                                                     ==============     ==============      ==============

     Stock Compensation
     ------------------

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option-pricing model; dividend yield nil, expected volatility 32%, risk free interest rate 6.0%, and expected life of 3 years.

     The weighted-average fair value of options granted during December 31, 2002, 2001 and 2000 was $4.40, $5.00 and $11.36 per share, respectively.

     Warrants and conversion rights outstanding
     ------------------------------------------

     The following stock purchase warrants and conversion rights are outstanding at December 31, 2002:

                                                                                             Number of shares
                                                       Expiration                         subject to warrants
     Granted in connection with:                         Date               Price       and conversion rights
                                                         ----               -----       ---------------------

     13.0% Convertible Debenture                   February 24, 2005         $3.00                 1,666,667

     13.0% Convertible Debenture                   December 24, 2004         $3.00                    50,000

     13.75% Mandatory Convertible Debenture        March 31, 2004            $1.20                   893,044

     12.0% Convertible Debenture                   December 21, 2005         $3.00                     7,500
                                                                                                 ------------
                                                                                                   2,617,211
                                                                                                 ============

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(7)  Commitments and Contingencies

     Employment Agreements
     ---------------------

     The Company entered into employment agreements with both its President and its Chief Financial Officer in 2001 for a five year period ending December 31, 2005. Each officer receives an annual base salary of $200,000, a minimum annual bonus of $100,000, stock options to purchase 130,682 shares at a price of $4.40 annually, and automobile, business and entertainment allowances of a minimum of $24,000 annually. The agreements also provide that where one executive receives benefits in excess of the base salary the other executive will receive payment to equalize.

     In the event of termination by the Company without cause, or by the executive with cause, the agreements provide for a lump sum payment to the executive equal to three times the annual base salary, plus the greater of $500,000 or three times the highest annual bonus paid.

     Consultants Agreements
     ----------------------

     The services of the Chief Operating Officer are retained under a consulting agreement entered into during 2002, expiring June 30, 2005. The Company is obligated to pay $144,000 annually and issue stock options for the purchase of 50,000 shares.

     The Company has retained the services of its former President and Chief Operating Officer under an agreement dated 2002 expiring no earlier than January 31, 2004, in consideration for annual fees of $85,200.

     Leases
     ------

     The Company leases facilities under operating lease agreements expiring through July 2009. The Company also leases certain equipment and automobiles under operating lease agreements expiring at various dates. Rent expense for the years ended December 31, 2002, 2001 and 2000 were $710,000, $645,000, and $515,000 respectively.

     Future   minimum   lease   payments  for  the  upcoming  five  years  under
     non-cancelable operating leases in effect December 31, 2002 are as follows:

          Year ending December 31,
              2003                                        $     736,890
              2004                                              739,042
              2005                                              689,257
              2006                                              620,184
              2007                                              516,506

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(7)  Commitments and Contingencies, Continued:

     Earn out Provisions
     -------------------

     In connection with the acquisition of a business in Washington State in 1999, the Company is required to pay additional purchase consideration of 1% of gross revenue and 7.5% of net income related to the acquired business, annually, to December 31, 2003.

     Leneda Litigation
     -----------------

     On May 15, 2000, Leneda, Inc. dba Neptune Society of San Diego County, San Bernardino County, Riverside County, and Imperial County filed a Complaint for service mark infringement, breach of contract, unfair business practices, and interference with prospective economic advantage in the United States District Court in and for the Central District of California. Both Leneda and the Company operate under the service mark "Neptune Society," and the concurrent use of that mark was the subject of a lawsuit before the U.S Patent and Trademark Office, which stretched from 1986 to 1995. The Company and Leneda were parties to that lawsuit, which was resolved through a settlement agreement that, in essence, divided up the territories in which the parties could use the mark. Leneda received exclusive rights in four southern California counties and the Company received rights for use in some limited areas in the Los Angeles, California area and outside of California. Subsequent to the settlement, the Company entered into an arrangement with Leneda whereby Leneda would perform at-need services for certain of the pre-need contracts sold within Leneda's territories by the Company. Leneda's lawsuit alleges that the Company unlawfully used a trademark, "Neptune Society", for certain services in a prohibited geographic area defined by the settlement agreement.

     On October 22, 2001, the Company entered into a settlement and confidentiality agreement, effective August 8, 2001 (the "Settlement Agreement"), by and among Leneda, Inc., a California corporation, doing business as Neptune Society of San Diego County, Neptune Society of San Bernardino County, Neptune Society of Riverside County and Neptune Society of Imperial County ("Leneda"); the Registrant, Neptune Management Corporation, a California corporation, Neptune Society of Florida, Inc., a Florida corporation, Heritage Alternatives, Inc., a California corporation, Heritage Alternative, L.P., Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Fort Lauderdale, Ltd., and Neptune-Miami, Ltd. (collectively, "Neptune Society"), and Emanuel
     Weintraub, individually ("Weintraub"). The Settlement Agreement provided for dismissal of the lawsuit filed by Leneda (the "Leneda Litigation"). The "Neptune Society" service mark is the subject of the United States Patent and Trademark Office's Trademark Trial and Appeals Board Concurrent Use Order No. 871 and a 1995 Settlement Agreement pertaining thereto.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(7)  Commitments and Contingencies, Continued:

     Leneda Litigation, Continued
     ----------------------------

     Under the terms of the Settlement Agreement, Neptune Society and Leneda entered into a Service Agreement under which Leneda agreed to be the sole service provider of fulfillment cremation services for a total of 7,300 existing pre-need contracts (the "Relevant Contracts"), which were either executed in or otherwise indicate that the contract holder resided within the counties of San Diego, San Bernardino, Riverside and Imperial, all located in the State of California. These Fulfillment services under these contracts will be provided by Leneda for a specified price, which will be paid from the proceeds of the amount trusted for the beneficiary of the Relevant Contract with the remaining balance in the trust, if any, paid to the Neptune Society in accordance with the terms of the trust. Neptune Society also granted to Leneda a security interest in the Relevant Contracts to secure performance of Neptune Society's obligations under the Services Agreement and the Settlement Agreement. Leneda and Neptune Society each agreed to implement appropriate procedures to ensure that the service mark would be used in a manner consistent with the United States Patent and Trademark Office's Trademark Trial and Appeals Board Concurrent Use Order No. 871 and a 1995 Settlement Agreement. Neptune Society's insurers agreed to pay Leneda $900,000 under the terms of the Settlement Agreement.

     In connection with the Settlement Agreement, Neptune Society agreed to release any and all claims for indemnification against Weintraub under the terms of the Share Purchase Agreement dated March 26, 1999. Weintraub agreed to subordinate a security interest in the Relevant Contracts to Leneda.

     Other Litigation
     ----------------

     The Company is from time to time subject to routine litigation arising in the normal course of business. Management, with the advice of legal counsel, believes that the results of any such routine litigation or other pending legal proceedings will not have a material effect on the Company.

(8)  Comparative Figures:

     Certain of the amounts for the 2001 comparative year have been reclassified to conform to the presentation adopted for 2002.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(9)  Income Taxes:

     Income tax expense for the years ended December 31, 2002, 2001 and 2000 is summarized below.

                                                      2002             2001              2000
                                                      ----             ----              ----
        Current expense:
          Federal                                $            -    $           -    $            -
          State                                               -                -               800
                                                 --------------    -------------    --------------

        Total current                                         -                -               800
                                                 --------------    -------------    --------------

        Deferred expense:
          Federal                                             -                -           217,629
          State                                               -                -            35,699
                                                 --------------    -------------    --------------

        Total deferred                                        -                -           253,328
                                                 --------------    -------------    --------------

        Income tax expense                       $            -    $           -    $      254,128
                                                 ==============    =============    ==============

     Income tax (benefit) differs from the expected statutory amount as follows:

                                                               2002             2001              2000
                                                               ----             ----              ----
          Expected income tax expense
            (benefit)                                    $ (2,347,000)      $ (3,451,937)     $ (2,781,578)
          State income tax, net of federal benefit           (382,000)          (600,701)         (477,319)
          Nondeductible goodwill                                    -            832,602           592,632
          Change in valuation allowance                     2,136,000          2,780,000         2,822,093
          Other                                               593,000            440,036            98,300
                                                         -------------      -------------     -------------
                                                         $          -       $          -      $    254,128
                                                         =============      =============     =============

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(9)  Income Taxes, Continued:

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities is presented below:

                                                                     2002                   2001
                                                                     ----                   ----
         Deferred tax assets:
           Deferred revenue                                     $  6,896,000           $  3,976,400
           Net operating loss                                      3,764,000              3,350,600
           Other                                                      64,000                 84,600
                                                                -------------          -------------
         Total gross deferred tax assets                          10,724,000              7,411,600

         Valuation allowance                                      (7,939,000)            (5,802,600)
                                                                -------------          -------------
         Net deferred tax assets                                   2,785,000              1,609,000

         Deferred tax liability -
           deferred commissions                                   (2,785,000)            (1,609,000)
                                                                -------------          -------------
         Net deferred taxes                                     $          -           $          -
                                                                =============          =============

     The Company's deferred tax asset is partially offset by a valuation allowance. Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

     The net operating loss carryforwards for federal income tax purposes of approximately $9,410,000 start to expire in the year 2019. State income tax loss carryforwards of approximately $6,762,000 start to expire in the year 2006.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(10) Selected Quarterly Financial Data (Unaudited)

     The quarterly results of operations for fiscal 2002 and 2001 were as follows:

                                                                   In Thousands, Except Per Share Data
                                                                   -----------------------------------
                                                      First           Second             Third           Fourth
                                                     Quarter          Quarter           Quarter          Quarter
                                                   ----------------------------------------------------------------
     Fiscal 2002:
       Net revenues                                $   2,777         $   3,115        $   2,778          $  3,112
       Gross profit                                    1,388             1,687            1,258             1,075
       Operating loss                                   (689)             (755)          (1,301)           (1,309)
       Loss before cumulative effect of
         change in accounting principle               (1,188)           (1,371)          (1,833)           (2,314)
       Net loss                                       (1,188)           (1,371)          (1,833)           (2,314)

       Basic loss per share before
         cumulative effect of change in
         accounting principle                      $   (0.54)            (0.35)           (0.45)            (0.66)
       Basic net loss per share (1)                $   (0.54)            (0.35)           (0.45)            (0.66)

     Fiscal 2001:

       Net revenues                                $   2,689         $   3,184        $   3,854          $  3,302
       Gross profit                                    1,304             1,797            2,250             1,416
       Operating loss                                 (1,172)           (1,243)            (412)           (4,809)
       Loss before cumulative effect of
       change in accounting principle                 (1,791)           (1,669)          (1,083)           (5,608)
       Net loss                                       (1,791)           (1,669)          (1,083)           (5,608)

       Basic loss per share before
         cumulative effect of change in
         accounting principle                      $   (0.92)            (0.88)           (0.52)            (2.68)
       Basic net loss per share (1)                $   (0.92)            (0.88)           (0.52)            (2.68)

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(11) Subsequent Events:

     New Sales Policy For Merchandise
     --------------------------------

     On January 1, 2003 the Company implemented a full merchandise delivery policy under all new pre-need contracts sold in all locations except in 3 states where merchandise delivery under pre-need contracts is not permitted. The effect of this revised business practice is that all merchandise sold and delivered and administrative fees charged will be recognized as revenue at the time the pre-need contract is sold in all locations except in 3 states where merchandise delivery under pre-need contracts is not permitted. For the 2002 and 2000 years, as well as for most of the 2001 year, the Company's merchandise sales did not meet the revenue recognition criteria under generally accepted accounting principles, and accordingly merchandise sales revenue was deferred together with the related sales commission until the cremation service was provided.

     Revenue for pre-need cremation services ("fulfillments") will continue to be received from trusted funds. Trusted funds are not recognized in the Company's accounts until released to the Company on provision of services.

     Private Placement
     -----------------

     In February, 2003 the Company completed a private placement of 307,692 units at a price of $0.65 per unit for proceeds of $200,000. Each unit comprises one share and a warrant for the purchase of an additional share at a price of $0.72 per share within one year, and $0.79 per share in the second year.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(12) New Accounting Pronouncements

     In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (Issued 4/02)" which the Company does not believe will materially affect the financial statements of the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on the results of operations or financial position of the Company.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." These pronouncements will not affect the Company because they are either not relevant to the business, or the Company will not adopt their elective provisions.

                            THE NEPTUNE SOCIETY, INC.

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



(12)  New Accounting Pronouncements, Continued:

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. Interpretation 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

     Neptune Society filed a current report on Form 8-K, as amended on March 5, 2002, in substantially the form as this set forth in this Item 9, provided the Former Accountant with a copy of the disclosure and requested in writing that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the foregoing statements made by Neptune Society. A copy of the letter of the Former Accountant to the Securities and Exchange Commission, dated February 1, 2002 was filed as Exhibit
16.1 to the Form 8-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; SECTION 16(a) COMPLIANCE

     The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her Successor is appointed. The ages of the directors, executive officers and key employees are shown as of December 31, 2002.

-------------------------------------------------------------------------------------------------------------------
|                              |                                               | Director/            |    Age     |
|Name                          | Position                                      | Officer Since        |            |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Marco P. Markin               | CEO and Director of each of Neptune Society,  | June 1999            |     38     |
|                              | Neptune of America, (since October), Neptune  |                      |            |
|                              | Management (since June 1999) President of     |                      |            |
|                              | Heritage Alternatives, Inc. (since October    |                      |            |
|                              | 2002)                                         |                      |            |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Douglas J. Irving             | COO of each of Neptune Society, Neptune of    | May 2002             |     52     |
|                              | America and Neptune Management                |                      |            |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Rodney M. Bagley (1)          | Chief Financial Officer, Treasurer,           | November 2000        |     42     |
|                              | Secretary and Director of each of Neptune     |                      |            |
|                              | Society, Neptune of America, Neptune          |                      |            |
|                              | Management and Heritage Alternatives          |                      |            |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Matthew J. Hoogendoorn        | Senior Vice President - Finance of Neptune    | February 2003        |     50     |
|                              | Society, Inc.                                 |                      |            |
|                              |                                               |                      |            |
|                              | Acting Chief Financial Officer                |                      |            |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Gary I. Harris                | National Sales Manager                        |                      |     62     |
|------------------------------|-----------------------------------------------|----------------------|------------|
|David Schroeder (2)           | Consultant, Senior Vice President of          | November 2000        |     55     |
|                              | Operations and Development                    |                      |            |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Barry Maynes                  | Chief Information Officer                     | March 2003           |     49     |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Bryan G. Symington Smith      | Director of Neptune Society                   | March, 2002          |     61     |
|                              |                                               |                      |            |
|------------------------------|-----------------------------------------------|----------------------|------------|
|Anthony George                | Director of Neptune Society                   | March, 2002          |     38     |
-------------------------------------------------------------------------------------------------------------------

     (1) Mr. Bagley was on medical leave from November 2002 to March 2003. On February 1, 2003, we appointed Matthew Hoogendoorn as our Senior Vice President of Finance to handle Mr. Bagley's responsibilities as our principal financial officer during his absence. Mr. Bagley resigned as a director and our Chief Financial Officer in April 2003.

     (2) Mr. Schroeder served as the President, Chief Operating Officer Secretary and Director of each of Neptune Society, Neptune of America and Neptune Management and President of Heritage Alternatives until October 1, 2002.

     Marco P.  Markin - Mr.  Markin  joined  Neptune  Society  full  time as our
Chairman of the Board and Chief Executive Officer in September 1999. From November 1994 to September 1999, Mr. Markin was the Executive

Vice President of TPP Management Inc., a private investment company, having a diverse portfolio consisting of residential/commercial real estate, merchant banking, and securities. Expertise included corporate management, and corporate development, research and marketing. From January 1991 to November 1995, Mr. Markin was the founder and CEO of a commercial real estate company, which secured and managed a portfolio of 400,000 square feet of real estate. He was also the co-founder of one of the largest direct marketing companies in Canada, which was subsequently sold to the Financial Post. From 1985 - 1990, Mr. Markin was the founder and CEO of Markin Development Group, a growing development company focusing on construction of multi-family apartment buildings and commercial offices. Mr. Markin graduated from Bishop College in Montreal in 1982. He also attended the University of British Columbia's Science Program.

     Douglas J. Irving - Mr. Irving joined Neptune as its Chief Operating Officer in May 2002. Prior to joining Neptune, Mr. Irving had his own management consulting business. From 1997-1998, he served as Vice President of Operations for Service Corporation International, and from 1988-1996 Mr. Irving had several positions including Operations Controller for The Loewen Group, Inc. Mr. Irving is also a Licensed Funeral Director, holds a Bachelor of Commerce Degree from the University of British Columbia and is a Professional Accountant.

     Rodney M. Bagley - Mr. Bagley has served as Director, Chief Financial Officer and Treasurer of Neptune Society, Neptune of America, Neptune Management and Heritage Alternatives since November 2000. Prior to his appointment at Neptune Society, Mr. Bagley served as Chief Financial Officer of Avalon Pictures, Inc., a subsidiary of Black Entertainment Television from 1993 to 1998 and was President of RMB Consulting from 1999 to September 2000. He also served as Assistant General Manager and Controller of District Cablevision, L.P., a subsidiary of Telecommunication, Inc. from 1988 to 1992. Mr. Bagley graduated from the University of Maryland at College Park with a B.S. in Accounting in 1986. Mr. Bagley resigned as a director and our Chief Financial Officer in April 2003.

     Gary I. Harris - Mr. Harris is the National Sales Manager of Neptune Society. Prior to joining Neptune Society in March 2000, Mr. Harris was the Senior Vice-President in charge of the print division at T.V. Fanfare Publication, an international advertising company, where he worked since 1985. He attended both the University of Toledo and New York University.

     David L. Schroeder - Mr. Schroeder served as Chief Operating Officer of Neptune Society from June 2000 to May 2002, as a Director and Secretary of Neptune Society from November 2000 to September 2002, and as President of all Neptune companies from January 2001 to September 2002. On October 1, 2002, David Schroeder resigned as a director of The Neptune Society, Inc. and on October 21, 2002, Mr. Schroeder resigned as president of The Neptune Society, Inc. and entered into a consulting agreement to provide services as our Senior Vice President of Operations and Development. Prior to his work with Neptune, Mr. Schroeder worked as the CEO of Community Memorial Centers, LLC, an Oregon cremation services company from May 1998 to July 2000. He has served on the board of directors for The Loewen Group, Inc., from August 15, 1990 to May 1, 1993, he was president of Universal Memorial Centers from 1984 to 1993, president and COO of Skyline Memorial Gardens & Crematory, and he worked for 7 years as a licensed funeral director and embalmer. Mr. Schroeder has served on the board and as an officer of the Oregon State Funeral Directors Association and as Chairman of the Oregon State Mortuary-Cemetery Licensing Board.

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

     Subsequent to December 31, 2002, the following officers were appointed:

     Barry Maynes - Mr. Maynes was appointed as Chief Information Officer (CIO) of Neptune on March 1, 2003. Mr. Maynes joined Neptune in March, 2002 as Vice President-Technical Services and Administration. Prior to joining Neptune, Mr. Maynes was employed by Bowne Global Solutions as Central Services Manager,
Americas, where his responsibilities included all aspects of Finance, Information Technology, Human Resources and

Administration. From 1975 to 1997 he was employed by the Origin Group, the consulting arm of Phillips Industries, in progressively responsible positions to Technical Support Manager.

     Matthew Hoogendoorn - Mr. Hoogendoorn was appointed as Senior Vice President of Finance on February 1, 2003. Mr. Hoogendoorn is a Chartered Accountant in Canada and a Certified Public Accountant in the United States (Illinois). He has operated his own Chartered Accountancy practice continually from 1980 through the present. Mr. Hoogendoorn graduated from Simon Fraser University in Burnaby, BC in 1976.

     None of our executive officers or key employees are related by blood, marriage or adoption to any director or other executive officer.

Board Committees
----------------

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

     Compensation Committee. The Compensation Committee consists of three members: Marco Markin (director), Bryan G. Symington Smith (director) and Kathryn Witter. The Compensation Committee is responsible for the establishment and revision of our compensation policy, the review of the compensation (including stock options) of our senior management and its subsidiaries, and to make recommendations to the Board for adjustments to such compensation. The Committee is also responsible for the administration of our stock option plan and its benefit plans.

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

     Board and Committee Meetings

     During 2002, the Board of Directors met 2 times including participants by telephone, and approved actions by written consent 11 times.

     To our knowledge, there are no arrangements or understanding between any of our executive officers of Neptune Society and any other person pursuant to which the executive officer was selected to serve as an executive officer.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

     To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with, except that Douglas J. Irving, Bryan G. Symington Smith, Anthony George and Matthew Markin failed to file their initial reports on Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the "named executives officers") for the fiscal years ended December 31, 2000, 2001 and 2002. The determination as to which executive officers were most highly compensated was made with reference to the amounts required to be disclosed under the "Salary" and "Bonus" columns in the table.

================================================================================================================================
|                                              SUMMARY COMPENSATION TABLE                                                       |
|-------------------------------------------------------------------------------------------------------------------------------|
|                         |       |                                  |                                           |              |
|                         |       |       ANNUAL COMPENSATION        |       LONG-TERM COMPENSATION              |              |
|                         |       |----------------------------------|-------------------------------------------|              |
|                         |       |         |        |               |             AWARDS              |         |              |
|         Name &          |  Year | Salary  |  Bonus |      Other    |    Deferred    |   Securities   |  LTIP   |      All     |
|       Principal         |       |         |        |     Annual    |  Compensation  |   Underlying   | Payouts |     Other    |
|        Position         |       |         |        |  Compensation |                | Options/SAR's  |         | Compensation |
|                         |       |   ($)   |   ($)  |       ($)     |       ($)      |      (#)       |         |      ($)     |
|-------------------------|-------|---------|--------|---------------|----------------|----------------|---------|--------------|
|Marco Markin (1)         |   2002| 174,616 |        |     105,750   |     125,384    |     130,682    |         |              |
|President, CEO and       |       |         |        |               |                |                |         |              |
|Director of Neptune      |   2001| 145,233 |        |      98,287   |     154,767    |     130,682    |         |              |
|Society                  |       |         |        |               |                |                |         |              |
|                         |   2000| 120,000 |        |      83,000   |                |      28,750    |         |              |
|                         |       |         |        |               |                |                |         |              |
|-------------------------|-------|---------|--------|---------------|----------------|----------------|---------|--------------|
|David Schroeder (2)      |   2002| 128,738 |        |               |                |                |         |              |
|Consultant, Senior Vice  |       |         |        |               |                |                |         |              |
|President of Operations  |   2001| 134,616 |        |      21,355   |     138,263    |     149,432    |         |              |
|and Development          |       |         |        |               |                |                |         |              |
|                         |   2000| 120,000 |        |               |                |      18,750    |         |              |
|                         |       |         |        |               |                |                |         |              |
|-------------------------|-------|---------|--------|---------------|----------------|----------------|---------|--------------|
|Gary Harris (3)          |   2002|  75,000 |        |     140,769   |      15,000    |      11,250    |         |              |
|National Sales Manager   |       |         |        |               |                |                |         |              |
|Neptune Management       |   2001|  75,000 |        |     134,619   |                |       7,500    |         |              |
|                         |       |         |        |               |                |                |         |              |
|                         |   2000|  75,000 |        |      78,000   |                |       3,125    |         |              |
|                         |       |         |        |               |                |                |         |              |
|-------------------------|-------|---------|--------|---------------|----------------|----------------|---------|--------------|
|Rodney Bagley (4)        |   2002| 175,270 |        |      24,000         124,730    |     130,682    |         |              |
|Chief Financial Officer, |       |         |        |               |                |                |         |              |
|Secretary and Director   |   2001| 161,737 |        |      23,355   |     138,263    |     149,432    |         |              |
|of Neptune Society       |       |         |        |               |                |                |         |              |
|                         |   2000|  51,000 |        |               |                |      18,750    |         |              |
|                         |       |         |        |               |                |                |         |              |
|-------------------------|-------|---------|--------|---------------|----------------|----------------|---------|--------------|
|Douglas J. Irving        |   2002|  74,160 |        |               |      26,125    |                |         |              |
|Chief Operating Officer  |       |         |        |               |                |                |         |              |
|of Neptune Society       |       |         |        |               |                |                |         |              |
================================================================================================================================

     (1) Mr. Markin was appointed as an Officer and Director of our subsidiary companies in April 1999. He was appointed as Neptune Society's President and CEO in October 1999. Other compensation represents lease payments on Mr. Markin's home and for personal use of an automobile. (See "Employment Arrangements," section).

     (2) Mr. Schroeder has served as our Chief Operating Officer from June 1, 2000 to October 2002. In 2002, we paid Mr. Schroeder for lease payments for personal use of an automobile. Effective October 2002, he entered into a Consulting Agreement to provide services as our Senior Vice President of Operations and Development. (See "Employment Arrangements").

     (3) Messrs. Markin, Harris and Irving have agreed to accept payment of this deferred compensation in stock.

     (4) Mr. Bagley was appointed Chief Financial Officer of Neptune Society in November 2000. Mr. Bagley resigned as a director and our Chief Financial Officer in 2003.

     (5) The services of Mr. Irving are provided through DSI Holdings Ltd., his private company.

Director and Officer Stock Option/Stock Appreciation Rights ("SARs") Grants

The following table sets forth information regarding stock option grants to our officers and directors as of December 31, 2002:

                                                                                                Potential Realized
                                                                                                 Value at Assumed
                                                                                              Annual Rates of Stock
                                                                                                Price Appreciation
Individual Grants                                                                                for Option Term
----------------------------------------------------------------------------------------------------------------------
            (a)                    (b)            (c)           (d)              (e)              (f)         (g)
                                Number of     % of Total
                                Securities      Options     Exercise or
                                Underlying    Granted (1)   Base Price
                                 Options                     ($/Sh)(2)     Expiration Date
            Name               Granted (#)                                                        5%($)       10%($)
----------------------------------------------------------------------------------------------------------------------
Marco Markin                     130,682          50%         $4.40         Dec. 31, 2005        $195,555    $351,043
Rodney Bagley(3)                 130,682          50%         $4.40         Dec. 31, 2005        $195,555    $351,043

     (1) Based on options exercisable to acquire a total shares to executive officers, directors and employees during the year ended December 31, 2002.

     (2) Under the terms of Employment Agreements with Mr. Markin and Mr. Bagley, we granted to each officer options to acquire 130,682 shares at a price of $4.40 per share expiring December 31, 2005.

     (3) Mr. Bagley resigned as a director and our Chief Financial Officer in April 2003.

The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

     o multiplying the number of shares of common stock subject to a given option by the exercise price;

     o assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

     o    subtracting from that result the aggregate option exercise price.

     Subsequent to December 31, 2002, we granted options to named executive officers under the terms of their employment agreements. See "Employment Agreements Subsequent to December 31, 2002," below.

Aggregated Option/SAR Exercises in Last Fiscal Year- and Fiscal Year-End Option/SAR Values

The table below sets forth information on the aggregated option/SAR exercises during our fiscal year end December 31, 2002 and option/SAR values related to options/SARS outstanding as of December 31, 2002.

-------------------------------------------------------------------------------------------------------------------------------
|                            |                   |                  |  Unexercised Options    |                                |
|                            |                   |                  |     At FY-End (#)       |  Value of Unexercised in the   |
|                            |     Securities    |     Aggregate    |      Exercisable/       |    Money-Options at FY-End     |
|                            |     Acquired on   |  Value Realized  |     Unexercisable       |       ($) Exercisable/         |
|              Name          |     Exercise (#)  |        ($)       |                         |       Unexercisable (1)        |
|============================|===================|==================|=========================|================================|
|Marco Markin                |      Nil          |   Nil            |   290,114 (exercisable) | $ nil (exercisable)            |
|CEO and                     |                   |                  |   nil (unexercisable)   | $ nil (unexercisable)          |
|Director of Neptune         |                   |                  |                         |                                |
|Society                     |                   |                  |                         |                                |
|----------------------------|-------------------|------------------|-------------------------|--------------------------------|
|David Schroeder             |      Nil          |   Nil            |   nil (exercisable)     | $ nil(exercisable)             |
|Consultant, Senior Vice     |                   |                  |   nil (unexercisable)   | $ nil (unexercisable)          |
|President of Operations     |                   |                  |                         |                                |
|and Development             |                   |                  |                         |                                |
|----------------------------|-------------------|------------------|-------------------------|--------------------------------|
|Gary Harris                 |      Nil          |   Nil            |   11,250 (exercisable)  | $ nil (exercisable)            |
|National Sales Manager      |                   |                  |   nil (unexercisable)   | $ nil (unexercisable)          |
|Neptune Management          |                   |                  |                         |                                |
|----------------------------|-------------------|------------------|-------------------------|--------------------------------|
|Rodney Bagley (1)           |      Nil          |   Nil            |   298,864 (exercisable) | $ nil (exercisable)            |
|Chief Financial Officer,    |                   |                  |   nil (unexercisable)   | $ nil (unexercisable)          |
|Secretary and Director      |                   |                  |                         |                                |
|of Neptune Society          |                   |                  |                         |                                |
|----------------------------|-------------------|------------------|-------------------------|--------------------------------|
|Douglas J. Irving (2)       |      Nil          |   Nil            |   nil (exercisable)     | $ nil (exercisable)            |
|Chief Operating Officer     |                   |                  |   nil (unexercisable)   | $ nil (unexercisable)          |
|of Neptune Society          |                   |                  |                         |                                |
|----------------------------|-------------------|------------------|-------------------------|--------------------------------|
===============================================================================================================================

     (1) Mr. Bagley resigned as a director and our Chief Financial Officer in April 2003.

     (2) Under an employment agreement dated July 1, 2002, we agreed to grant Mr. Irving options exercisable to purchase 50,000 shares of common stock. No options were granted under the agreement, and the agreement was superceded by an employment agreement dated March 1, 2003.

Long Term Incentive Plans

     No long-term incentive awards have been made by the Company to date.

Defined Benefit or Actuarial Plan Disclosure

     We do not provide retirement benefits for the directors or officers.

Compensation of Directors

     None of our Directors received compensation for their service as directors during the fiscal year ended December 31, 2002, except for our independent directors: Mr. Smith who received 30,000 shares for Directors fees in 2002 and Mr. George who received 10,000 shares for Directors fees in 2002.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

     We have the following employment and consulting arrangements with our executive officers:

     Executive Employment Agreements

     On June 6, 2001, the Company entered into employment agreements ("Agreement(s)") with Mr. Marco Markin, the Chairman of the Board and Chief Executive Officer, Mr. Rodney M. Bagley, Executive Vice President-Finance and Chief Financial Officer, and Mr. David Schroeder, Chief Operating Officer (collectively "Officers"). The Agreements are substantially the same. The Agreements provide for each respective Officer's employment at their respective position or higher. The Agreements provide for employment through December 31, 2005.

     Under the terms of the Agreements, each respective Officer receives an annual base salary of $200,000 ($30,000 deferred subject to the Compensation Committee), a minimum of 130,682 share options annually exercisable at $4.40 per share, vesting over the employment period, and a minimum annual bonus of $100,000, and automobile, business and entertainment allowances of a minimum of $24,000 annually.

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

     On October 1, 2002 the Company and Mr. Schroeder agreed to terminate the Employment Agreement and the services of Mr. Schroeder were retained under a Consultant Agreement as described under "Consulting Agreements" below.

     On April 18, 2003, we entered into a separation agreement with Mr. Bagley, under which his employment agreement was canceled. Mr. Bagley resigned as our Chief Financial Officer and as a director. We agreed to pay Mr. Bagley severance pay in the amount of $600,000, payable in equal monthly installments over a five year period beginning on April 18, 2003. We also agreed to pay Mr. Bagley a final conditional payment of $100,000 if we have net free cash of at least $1,000,000 after all of our normal operating expenses for the final year. We agreed to pay Mr. Bagley for certain insurance costs until Mr. Bagley becomes covered under another health insurance program or our obligations under the separation agreement are satisfied. The separation agreement contains provision for the acceleration of payments in the event of certain specified events, such as a change of control, sale of substantially all of our assets, sale of a location, or payment of dividends to stockholders. We will make provision for this settlement by a charge to operations of $195,000 in the fiscal quarter ended March 31, 2003. The balance of the settlement, being approximately $405,000, will be allocated to payment of deferred remuneration previously recorded for the 2001 and 2002 years.

     In February, 2003, our board of directors approved amendments to Mr. Markin's Agreement that extended his employment through December 31, 2007. In addition, the board of directors approved a deferred compensation plan under which Mr. Markin could elect to convert deferred compensation into shares of common stock at a price equal to fair market value less 10%.

     On July 1, 2002, we entered into an agreement for Doug Irving to act as our Chief Operating Officer. Mr. Irving's annual base compensation is $144,000 per annum, and a bonus of no less than 25% of base compensation upon successful performance as defined by us. We are obligated to grant stock options to purchase 50,000 shares of our common share at $2.00 per share. Such stock options shall vest June 30, 2003. The term of the agreement extends to June 30, 2005, unless terminated prior to that date. We may terminate the agreement upon written notice and payment of any and all balances due. Mr. Irving may terminate the agreement upon four weeks written notice. This Agreement was superceded by an agreement dated March 1, 2003. See "Employment Agreements Subsequent to December 31, 2002."

     Consulting Agreements

     By an Agreement dated October 1, 2002, David Schroeder, the Company and Western Management Services, LLC entered into a Consultant Agreement for the services of Mr. Schroeder for the period from October 1, 2002 to November 1, 2004. Mr. Schroeder is retained to assist the Company with the continuing development of suitable operating, administrative, industry compliance reporting systems and new market research. Consulting fees of $7,100 per month are payable under the Agreement. Mr. Schroeder and the Company also agreed to terminate the June 6, 2001 Employment Agreement, and the Company was released from all obligations to pay previously deferred compensation. Stock options previously granted under the terms of the Employment Agreement were cancelled.

     Employment and Consulting Agreements Subsequent to December 31, 2002

     Subsequent to December 31, 2002, we entered into the following employment and consulting agreements with executive officers:

     On March 1, 2003, we entered into an agreement with Doug Irving to act as our Chief Operating Officer. Mr. Irving's annual base compensation is $146,000 per annum, subject to annual adjustment, and an annual bonus of no less than 25% of base compensation, payable in cash or shares of our common stock, as determined by the board of directors. Mr. Irving will have a car and expense allowance and standard employee benefits. We also agreed to issue 30,000 shares of our common share as a signing bonus and to grant Mr. Irving options to acquire 50,000 shares of common stock at $0.70 per share, subject to adjustment, vesting March 1, 2004. Mr. Irving agreed to defer $2,000 per month of his salary until August 31, 2003, at which time the deferred salary shall be paid in cash or shares of our common stock, as determined by the board of directors. The term of the agreement extends to January 31, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Irving may have under the agreement. Mr. Irving may terminate the agreement upon four weeks written notice. This agreement supercedes the employment agreement dated July 1, 2002.

     On March 1, 2003, we entered into an agreement with Barry Maynes to act as our Chief Information Officer. Mr. Maynes' annual base compensation is $98,000 per annum for the first twelve months, $103,000 during the second year and $108,000 during the third year. Mr. Maynes will have a car and expense allowance and standard employee benefits. We agreed to issue 15,000 shares of our common share as a signing bonus. We also agreed to grant options under our stock option plan to purchase 20,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on March 1, 2004. Mr. Maynes will be entitled to a yearly bonus of no less than 15% of his annual salary, payable in cash or shares of our common stock, as determined by the board of directors, subject to certain performance criteria. The term of the agreement extends to February 28, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of four months salary in full satisfaction of all claims Mr. Maynes may have under the agreement. Mr. Maynes may terminate the agreement upon four weeks written notice.

     On February 1, 2003, we entered into an agreement with Gary Harris to act as our National Sales Manager. Mr. Harris' annual base compensation is $75,000 per annum plus an override of $10 on each pre-need contract sold. Mr. Harris will have a car and expense allowance and standard employee benefits. We agreed to issue 30,000 shares of our common share as a signing bonus. We also agreed to grant options under our stock option plan to purchase 30,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on February 1, 2004. Mr. Harris will be entitled to a yearly bonus of no less than 10% of his annual salary, net of reimbursement and car expenses, upon satisfaction of certain performance criteria, payable in cash or shares of our common stock, as determined by the board of directors. Mr. Harris agreed to defer $2,000 per month of his salary under August 31, 2003, at which time the deferred salary shall be paid in cash or shares of our common stock, as determined by the board of directors. The term of the agreement extends to January 31, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Harris may have under the agreement. Mr. Harris may terminate the agreement upon four weeks written notice.

     On March 1, 2003, we entered into an agreement with Matthew Markin to act as our Vice President of Operations and Real Estate. Mr. Markin is the brother of Marco Markin, our Chief Executive Officer. Mr. Markin's annual base compensation is $116,000 per annum for the first twelve months, $124,000 during the second year and $132,000 during the third year. Mr. Markin will have a car and expense allowance and standard employee benefits. We agreed to issue 20,000 shares of our common share as a signing bonus. We also agreed to grant options under our stock option plan to purchase 30,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on March 1, 2004. Mr. Markin will be entitled to a yearly bonus of no less than 25% of his annual salary, payable in cash or shares of our common stock, as determined by the board of directors. Mr. Markin agreed to defer $2,666 per month of his salary until August 31, 2003, at which time the deferred salary shall be paid in cash or shares of our common stock, as determined by the board of directors. The term of the agreement extends to February 28, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Markin may have under the agreement. Mr. Markin may terminate the agreement upon four weeks written notice.

     On February1, 2003, we entered into an agreement with Matthew Hoogendoorn to act as our Senior Vice President of Finance. Mr. Hoogendoorn's annual base compensation is $146,000 per annum. Mr. Hoogendoorn will have a car and expense allowance and standard employee benefits. We agreed to issue 30,000 shares of our common share as a signing bonus. We also agreed to grant options under our stock option plan to purchase 50,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on February 1, 2004. Mr. Hoogendoorn will be entitled to a yearly bonus of no less than 25% of his annual salary payable in cash or shares of our common stock, as determined by the board of directors. The term of the agreement extends to January 31, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Hoogendoorn may have under the agreement. Mr. Hoogendoorn may terminate the agreement upon four weeks written notice.

Report on Repricing of Options/SARs

     We did not reprice any options or SARs outstanding during the most recently completed fiscal year ended December 31, 2002.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee consists of three members: Marco Markin (director), Bryan G. Symington Smith (director) and Kathryn Witter. The Compensation Committee is responsible for the establishment and revision of our compensation policy, the review of the compensation (including stock options) of our senior management and its subsidiaries, and to make recommendations to the Board for adjustments to such compensation. The Committee is also responsible for the administration of our stock option plan and its benefit plans.

     Except as otherwise disclosed under Item 14, below, none of the members of our Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K.

     Board Compensation Committee Report on Executive Compensation

     The primary objectives of the Company's executive compensation program are to enable the Company to attract, motivate and retain outstanding individuals and to align their success with that of the Company's shareholders through the achievement of strategic corporate objectives and creation of shareholder value. The level of compensation paid to an individual is based on the individual's overall experience, responsibility and performance. The Company's executive compensation program consists of a base salary, performance bonuses and stock options. The Company furnishes other benefits to certain of its officers and other employees.

     The Compensation Committee determined the compensation paid to its executive officers based on several factors, including the compensation paid to executive officers of similarly situated companies, our revenue growth and expansion growth over the past twelve months, our financial position, our success raising financing to meet our capital obligations and our financial performance. The Compensation Committee determined the compensation paid to Marco Markin, our Chief Executive Officer. Mr. Markin did not participate in the determination of his compensation.

Incentive Stock Option Plans

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

     Effective April 12, 2002, our Board unanimously approved the 2002 Stock Plan of The Neptune Society (the "2002 Plan"). The 2002 Plan provides for the grant of incentive and non-qualified options to purchase up to 750,000 shares of Neptune Society common stock to our employees and such other persons as the Plan Administrator (which currently is the Board of Directors) may select. The 2002 Plan is intended to help attract and retain key employees and such other persons as the Plan Administrator may select and to give such persons an equity incentive to achieve the objectives of our shareholders. The 2002 Plan was ratified by our Board of Directors on May 22, 2002.

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

Performance Graph

Set forth below is a graph comparing the cumulative total return to stockholders on the Company's common stock with the cumulative total return of the Nasdaq Composite Index for the period beginning on March 31, 2000 (the date the Company began to be actively traded on the Pink Sheets), and the years ended on December 31, 2000, 2001 and 2002.

                                                          [Performance Graph]

                                      March 31,        December 31,        December 31,        December 31,
                                        2000               2000                2001                2002

The Neptune Society, Inc.                $100             $84.11               $1.60               $0.35
Nasdaq Composite Index                   $100             $87.24              $76.01              $58.67

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

     The following table sets forth the ownership interest, direct and indirect, of our directors, named executive officers and beneficial owners of 5% of more of our common stock as of March 31, 2003:

----------------------------------------------------------------------------------------------------------------------
|                               |                                       | Number of            |                      |
|                               |                                       | Common               |                      |
|Name of Shareholder            | Address                               | Shares Owned         | Percent of Class (1) |
|---------------------------------------------------------------------------------------------------------------------|
|5% or greater shareholders                                                                                           |
|---------------------------------------------------------------------------------------------------------------------|
|CapEx, L.P.                    | 518 17th Street, Suite 1700           |   1,238,910(2)       |     21.62%(2)        |
|                               | Denver, CO 80202                      |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|D.H. Blair Investment Banking  | 44 Wall Street, 2nd Floor             |     858,690(3)       |     15.99%(3)        |
|Corp.                          | New York, NY 10005                    |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|Greenleaf Investors I, L.L.C.  | c/o The Apogee Companies              |     311,448(4)       |      6.69%(4)        |
|                               | 4444 Lakeside Drive, Suite 340,       |                      |                      |
|                               | Burbank, California 91505             |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|The Apogee Companies, Inc.     | c/o The Apogee Companies              |     485,750(4)       |     10.34%(4)        |
|                               | 4444  Lakeside   Drive,   Suite  340, |                      |                      |
|                               | Burbank, California 91505             |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|CCD Consulting Commerce        | Glockengasse 4, Postfach 1220         |   1,091,203(5)       |     19.90%(5)        |
|Distribution AG                | CH-4001 Basel, Switzerland            |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|                               |                                       |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|                               |                                       |                      |                      |
|---------------------------------------------------------------------------------------------------------------------|
|Directors and Named Executive Officers                                                                               |
|---------------------------------------------------------------------------------------------------------------------|
|Marco P. Markin                | 4312 Woodman Avenue, 3rd Floor        |   1,337,040(6)       |     23.36%(6)        |
|                               | Sherman Oaks, CA 91423                |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|Douglas J. Irving              | 4312 Woodman Avenue, 3rd Floor        |     120,305(7)       |      2.52%(7)        |
|                               | Sherman Oaks, CA 91423                |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|Rodney M. Bagley               | 4312 Woodman Avenue, 3rd Floor        |     298,864(8)       |      6.04%(8)        |
|                               | Sherman Oaks, CA 91423                |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|Gary Harris                    | 4312 Woodman Avenue, 3rd Floor        |      94,327(9)       |      1.99%(9)        |
|                               | Sherman Oaks, CA 91423                |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|Bryan G. Symington Smith       | 4312 Woodman Avenue, 3rd Floor        |      30,000          |         *            |
|                               | Sherman Oaks, CA 91423                |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|Anthony George                 | 4312 Woodman Avenue, 3rd Floor        |      10,000          |         *            |
|                               | Sherman Oaks, CA 91423                |                      |                      |
|-------------------------------|---------------------------------------|----------------------|----------------------|
|Officers and Directors         |                                       |    1,830,616(10)     |                      |
| as a group                    |                                       |                      |                      |
|(includes 6 persons)           |                                       |                      |                      |
|                               |                                       |                      |                      |
----------------------------------------------------------------------------------------------------------------------

*Less than one percent (1%).

     (1)  Based on 4,651,332 shares issued and outstanding as of April 7, 2003.

     (2) Includes (i) 203,797 shares of common stock owned directly, (ii) 44,286 shares underlying warrants which are immediately exercisable, and (ii) 1,035,827 shares issuable upon conversion of a convertible debenture which is immediately convertible.

     (3) Includes (i) 138,615 Shares of common stock owned directly by the Reporting Person, (ii) 29,525 shares underlying Warrants which are immediately exercisable, (iii) 23,884 shares issuable upon conversion of a debenture which is immediately convertible, and (iv) 666,666 shares issuable upon conversion of a convertible debenture which is immediately convertible (although the debenture provides that until the occurence of certain events, in no event will the person convert in one or more transactions which would cause the issuer to issue to the reporting person an aggregate number of shares that would exceed 8% of the outstanding shares after such conversion).

     (4)  The  Apogee  Management  Company,  Inc.,  the  manager  of Green  Leaf
          Investors I, LLC, has ultimate voting power and control over these shares. Includes of 303,948 shares of common stock and 7,500 shares acquirable upon the exercise of warrants. The Apogee Management Company, Inc. owns 174,302 share directly and is deemed to beneficially own the shares beneficially owned by Green Leaf Investors I, LLC.

     (5) Includes of 257,870 shares of common stock and 833,333 shares of common stock acquirable upon conversion of convertible debentures which is immediately convertible.

     (6) Consists of 28,750 shares of common stock immediately acquirable upon exercise of options under 1999 Stock Option Plan, 261,364 shares immediately acquirable upon exercise of options granted to December 31, 2002 under employment agreement, 431,002 shares to be issued pursuant to an election to convert deferred compensation into shares of common stock under a deferred compensation stock plan approved by the board of directors in February 2003. Also includes 307,962 shares and 307,962 shares immediately acquirable upon exercise of warrants held by 570421 B.C Ltd., a company controlled by his family.

     (7) Includes of 40,385 shares of common stock to be issued pursuant to an election to convert deferred compensation into shares of common stock under a deferred compensation stock plan approved by the board of directors in February 2003, 50,000 shares of common stock acquirable upon exercise of stock options that are immediately exercisable and 30,000 shares of common stock to be issued as a signing bonus under his employment agreement.

     (8) Includes of 37,500 shares of common stock immediately acquirable upon exercise of options under 1999 Stock Option Plan and 261,364 shares immediately acquirable upon exercise of options granted to December 31, 2002 under employment agreement. Mr. Bagley resigned as our Chief Financial Officer and a director in April 2003.

     (9) Includes of 23,077 shares of common stock to be issued pursuant to an election to convert deferred compensation into shares of common stock under a deferred compensation stock plan approved by the board of directors in February 2003, and 41,250 shares of common stock acquirable upon exercise of stock options that are immediately exercisable and 30,000 shares of common stock to be issued as a signing bonus under his employment agreement.

     (10) Includes of 336,712 shares of common stock, 494,464 shares to be issued pursuant to an election to convert deferred compensation into shares of common stock under a deferred compensation stock plan approved by the board of directors in February 2003, 680,228 shares of common stock acquirable upon exercise of stock options that are immediately exercisable and 307,962 shares of common stock immediately acquirable upon exercise of warrants.

     We have no knowledge of any arrangements, including any pledge by any person of securities of the Neptune Society, the operation of which may at a subsequent date result in a change in our control.

Equity Compensation Plan Information

     The  following  table  sets  forth   information   related  to  our  equity
compensation plans as of December 31, 2002.


--------------------------------------------------------------------------------------------------------------------
|      Plan Category       | Number of Securities   |  Weighted average       | Number of securities remaining     |
|                          | to be issued upon      |  exercise price of      | available for future issuance under|
|                          | exercise of            |  outstanding options,   | equity compensation plans          |
|                          | outstanding options,   |  warrants and rights    | (excluding securities reflected in |
|                          | warrants and rights    |                         | column (a))                        |
|                          | (a)                    |  (b)                    | (c)                                |
|--------------------------|------------------------|-------------------------|------------------------------------|
|Equity Compensation       |        86,000(1)       |          $24.12         |               889,000              |
|Plans approved by         |                        |                         |                                    |
|security holders          |                        |                         |                                    |
|--------------------------|------------------------|-------------------------|------------------------------------|
|Equity Compensation       |        8(2)            |          $4.40          |                  -                 |
|Plans  not   approved  by |                        |                         |                                    |
|Security Holders          |                        |                         |                                    |
|--------------------------|------------------------|-------------------------|------------------------------------|
|Total                     |        975             |                         |               889,000              |
--------------------------------------------------------------------------------------------------------------------

(1) Stock Options approving the issuance by our shareholders under our 1999 stock option plan and 2002 stock option plan.

(2) Stock Options issued under employment agreements. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the transactions described below and under "Item 11. Executive Compensation," none of our directors, senior officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, since the beginning the fiscal year ended December 31, 2002, or in any proposed transaction which has materially affected or will materially affect us.

     In connection with our sale of our Portland business, we entered into a note extension and assumption agreement with Green Leaf Investors I, L.L.C., under which (i) we agreed to pay Green Leaf a fee of 75,000 shares of Neptune Society common stock; (ii) we granted Green Leaf piggy-back registration rights and preemptive rights related to the Green Leaf Consideration Shares; and (iii) we agreed to pay $75,000 of the principal due under the Green Leaf Note by Neptune Society issuing Green Leaf a convertible debenture in the principal amount of $75,000, due July 31, 2002, convertible into shares of common stock of Neptune Society at $0.333333 per share, subject to anti-dilution price protection. This debenture was converted into 225,000 shares of the Company in the year ended December 31, 2002.

     CapEx, L.P. received 101,250 shares as a debt restructuring fee, exercised its pre-emptive rights to acquire 64,448 shares at a price of $1.08 per share, and exercised its pre-emptive rights to purchase a $35,826 in convertible debentures.

     D.H. Blair Investment Banking Corp. received 67,500 shares as a debt restructuring fee, exercised its pre-emptive rights to acquire 42,992 shares at a price of $1.08 per share, and exercised its pre-emptive rights to purchase a $23,884 in convertible debentures.

     CCD Consulting Commerce Distribution AG converted debt of $800,000 to 13.75% convertible debentures. In connection with the conversion, the company agreed to issue 83,333 shares as a loan conversion fee.

     In February, 2003 we issued 307,962 units, each unit consisting of one share of common stock and one warrant to acquire an additional share of common stock to 570421 BC, Ltd., a private Company controlled by the spouse of an executive officer and director. The units were issued at $0.65 per unit, and the proceeds of $200,000 we received were used for working capital purposes. The warrants are exercisable at the price of $0.72 per share by February 19, 2004 and thereafter until February 19, 2005 at the price of $0.79 per share.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and Form 8-K reports.

There were no significant changes made in the Company's internal controls during the period covered by this Annual Report on Form 10-K or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their execution.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Documents Incorporated by Reference

The following items are hereby incorporated by reference in this annual report on Form 10-K in the sections specifically referencing such items.

     "Item 1. Business - Neptune Society Acquisitions - Neptune Group Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

     "Item 1. Business - Neptune Society Acquisitions - Spokane, Washington Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

     "Item 1. Business - Neptune Society Acquisitions - Iowa Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

     "Item 1. Business - Neptune Society Acquisitions - Oregon Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

     "Item 1. Business - Neptune Society Acquisitions - Disposition of Portland Assets and Related Transactions" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

     "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 2001 Compared with Year Ended December 31, 2000" in our annual report on Form 10-K/A for the year ended December 31, 2001 filed with the Securities and Exchange Commission on September 9, 2002.

(a)  Exhibits

        Exhibit
        Number     Description
        --------------------------------------------------------------------------------------------------------
        3.1(1)     Articles of Incorporation of L R Associates, Inc., filed January 4, 1985
        3.2(1)     Articles of Amendment of L R Associates,  Inc. changing name to Lari Corp.,  filed August
                   3, 1998
        3.3(1)     Articles of Amendment of Lari Corp.  changing  name to Neptune  Society,  filed April 26,
                   1999
        3.4(1)     Articles  of  Amendment  of The  Neptune  Society,  Inc.  filed May 9, 2000,  effecting a combination of the Corporation's shares of common stock
        3.5(1)     Articles of  Amendment  of The Neptune  Society,  Inc.  effective  as of March 22,  2002, related to a combination of the Corporation's shares of common stock
        3.6(6)     Articles of Amendment of The Neptune Society, Inc.
        3.7(1)     Bylaws of Neptune Society (previously filed as Exhibit 3.6)
        10.1(1)    Form of Stock Option Plan
        10.2(1)    Share Purchase Agreement dated for reference March 26, 1999 by and between Lari
                   Acquisition Company, Inc., Emanuel Weintraub Inter Vivos Trust, Emanuel Weintraub,
                   Neptune Management Corp., Heritage Alternatives, Inc., Neptune Pre-Need Plan, Inc. and
                   Lari Corp.
        10.3(1)    Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company,
                   Inc., Lari Corp. and Stanley Zicklin
        10.4(1)    Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company,
                   Inc., Lari Corp. and Jill Schulman
        10.5(1)    Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune
                   Society and Stanley Zicklin
        10.6(1)    Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune
                   Society, Emmanuel Weintraub and Emmanuel Weintraub Inter Vivos Trust
        10.7(1)    Interest Purchase Agreement dated for reference March 31, 1999 by and between Neptune
                   Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of
                   Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St.
                   Petersburg, Ltd., Neptune-Ft. Lauderdale, Ltd., Neptune-Nassau, Ltd., Neptune-Yonkers,
                   Ltd.
        10.8(1)    Interest Purchase Agreement dated for reference March 31, 1999 by and between Heritage
                   Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.

        Exhibit
        Number     Description
        --------------------------------------------------------------------------------------------------------
        10.9(1)    Consulting Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc.
                   and Emanuel Weintraub
        10.10(1)   Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition
                   Company, Inc. and Emanuel Weintraub
        10.11(1)   $19,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
        10.12(1)   Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition
                   Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
        10.13(1)   $2,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
        10.14(1)   Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition
                   Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
        10.15(1)   Pre-Need Trust Agreement dated October 1, 1993 by and between Neptune Management Corp.
                   and Sunbank/South Florida, N.A.
        10.16(1)   Asset Purchase Agreement dated March 31, 1992 by and between Heritage Cremation
                   Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub
        10.17(1)   Form of Commissioned Contractor Agreement
        10.18(1)   Agency Agreement dated for reference July 22, 1999 by and between Neptune Society and
                   Standard Securities Capital Corporation
        10.19(1)   Amendment to Agency Agreement dated August 5, 1999 by and between Neptune Society and
                   Standard Securities Capital Corporation
        10.20(1)   Form of Subscription Agreement
        10.21(1)   Form of Registration Rights Agreement
        10.22(1)   Debenture and Warrant Purchase Agreement dated November 24, 1999.
        10.23(1)   Form of Convertible Debenture
        10.24(1)   Asset  Purchase  Agreement  dated  December 31,  1999,  by  and  among  Neptune  Society,
                   Crematory Society of Washington, Inc., and John C. Ayres.
        10.25(1)   Asset Purchase  Agreement dated March 15, 2000, by and among Neptune  Society,  Cremation
                   Society of Iowa, Inc., Dave Noftsger, and John Bethel
        10.26(1)   Asset Purchase  Agreements and Merger  Agreement dated July 5, 2000, by and among Neptune
                   Society, Heritage Memorial, Community Memorial Centers, David Schroeder, and Michael Ashe
        10.27(1)   Agency  Agreement  dated for reference July 31, 2000 by and between  Neptune  Society and
                   Standard Securities Capital Corporation
        10.28(2)   Employment Agreement by and between the Company and Marco Markin
        10.29(2)   Employment Agreement by and between the Company and David Schroeder
        10.30(2)   Employment Agreement by and between the Company and Rodney M. Bagley
        10.31(2)   Memorandum of Understanding by and between the Company and Private Investment Company
        10.32(2)   Loan  Agreement  dated  August 8, 2001 with Green  Leaf  Investors  I, LLC, a  California limited liability company
        10.33(2)   Warrant issued to Green Leaf
        10.34(2)   Guaranty issued to Green Leaf
        10.35(3)   Second Debt Restructuring Agreement
        10.36(3)   Third Debt Restructuring Agreement
        10.37(4)   Asset  Purchase  Agreement  effective  as of  January  31,  2002 by and  between  Western
                   Management  Services,  L.L.C.,  an Oregon limited  liability  company,  Wilhelm Mortuary,
                   Inc., a corporation  incorporated  under the laws of the State of Oregon, and The Neptune
                   Society, Inc., a Florida corporation,  and Neptune Society of America, Inc., a California
                   corporation.
        10.38(4)   Service  Agreement  effective  as of March 8,  2002,  by and between  Western  Management
                   Services,  L.L.C., an Oregon limited liability company, and The Neptune Society,  Inc., a
                   Florida Corporation.

        Exhibit
        Number     Description
        --------------------------------------------------------------------------------------------------------
        10.39(4)   Note Extension And Assumption  Agreement effective as of January 31, 2002, and is made by and between Western  Management  Services,  L.L.C., an Oregon limited liability  company,
                   Wilhelm  Mortuary,  Inc., an Oregon  corporation,  The Neptune  Society,  Inc., a Florida corporation,  Neptune Society of America, Inc., a California corporation,  and Green Leaf
                   Investors I, LLC, a California limited liability company.
        10.40(4)   Convertible  Debenture in the principal amount of $75,000,  due July 31, 2002,  issued to
                   Green Leaf Investors I, LLC, a California limited liability company.
        10.41(4)   Debenture  and Warrant  Amendment  Agreement  effective as of December  31, 2001,  by and between The  Neptune  Society,  Inc.,  a Florida  corporation,  CapEx,  L.P.,  a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation.
        10.42(4)   Form of CapEx, L.P. Debenture Amendment
        10.43(4)   Form of D.H. Blair Investment Banking Corp. Debenture Amendment
        10.44(4)   Form of Warrant Amendment
        10.45(5)   Form of Debenture
        10.46(7)   Employment Agreement by and between the Company and Douglas Irving
        10.47      Employment Agreement by and between the Company and Doug Irving
        10.48      Employment Agreement by and between the Company and Barry Maynes
        10.49      Employment Agreement by and between the Company and Gary Harris
        10.50      Employment Agreement by and between the Company and Matthew Markin
        10.51      Employment Agreement by and between the Company and Matthew Hoogendoorn
        10.52      Amendment to Employment Agreement by and between the Company and Marco Markin
        99.1       Section 906 Certificate of Chief Executive Officer
        99.2       Section 906 Certificate of Chief Financial Officer

_____________________

(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10-Q (for the Period ended June 30,
     2001) on August 14, 2001.
(3) Previously filed as an exhibit to Form 10-Q/A (for the Period ended June 30, 2001) on August 20, 2001.
(4) Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(5) Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)  Previously filed on Form 8-K on June 3, 2002.
(7) Previously filed on Form 10-Q (for the period ended September 30, 2002) on November 14, 2002
_____________________

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

Signature                          Title                           Date
---------                          -----                           ----

                             Chief Executive Officer and
                             Director
/s/ Marco Markin             (principal executive officer)      April 30, 2003
-------------------------
Marco Markin

                             Chief Operating Officer
/s/ Douglas J. Irving                                           April 30, 2003
-------------------------
Douglas J. Irving

                             Senior Vice President of
                             Finance and Secretary
/s/ Matthew Hoogendoorn      (Acting Chief Financial Officer)   April 30, 2003
-------------------------
Matthew Hoogendoorn

                             Director
/s/ Bryan G. Symington Smith                                    April 30, 2003
----------------------------
Bryan G. Symington Smith

                             Director
/s/ Anthony George                                              April 30, 2003
-------------------------
Anthony George

                            SECTION 302 CERTIFICATION

I, Marco Markin, certify that:

     1. I have reviewed this annual report on Form 10-K of THE NEPTUNE SOCIETY, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  Marco Markin                                          Date:  April 30, 2003
--------------------------
Marco Markin
Chief Executive Officer

                            SECTION 302 CERTIFICATION

I, Matthew Hoogendoorn, certify that:

     1. I have reviewed this annual report on Form 10-K of THE NEPTUNE SOCIETY, INC.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/  Matthew Hoogendoorn                                   Date:  April 30, 2003
-------------------------------
Matthew Hoogendoorn
Acting Chief Financial Officer