Form 10QSB
period 2003-03-31
NEPTUNE SOCIETY INC/FL
filed 2003-05-20
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ________________


                        Commission File Number: 000-31182

                            The Neptune Society, Inc.
        (Exact name of small business issuer as specified in its charter)

                Florida                             59-2492929
 (State or Other Jurisdiction           (I.R.S. Employer Identification No.)
       of Incorporation)

         4312 Woodman Avenue, Third Floor Sherman Oaks, California 91423
                    (Address of Principal Executive Offices)
                                 (818) 953-9995
              (Registrant's Telephone Number, Including Area Code)

(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

     State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: May 7, 2003: 4,930,714 Common Shares

     Traditional Small Business Disclosure Format (Check One): Yes ___ No X

                           THE NEPTUNE SOCIETY, INC.
                                  FORM 10-QSB
                               TABLE OF CONTENTS


PART I. INTERIM FINANCIAL INFORMATION                                       PAGE
                                                                            ----

 Item 1.  Consolidated Balance Sheets
          March 31, 2003 (Unaudited) and December 31, 2002 (Audited)           3

          Consolidated Statements of Operations
          Three Months Ended March 31, 2003 and 2002                           4

          Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 2003 and 2002                           5

          Notes to Consolidated Financial Statements (Unaudited)               6

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

 Item 3.  Controls and Procedures                                             14

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   14

 Item 2.  Changes in Securities                                               14

 Item 3.  Defaults Upon Senior Securities                                     16

 Item 4.  Submission of Matters to a Vote of Security Holders                 16

 Item 5.  Other Information                                                   16

 Item 6.  Exhibits and Reports on Form 8-K                                    16

 Signatures                                                                   20

Explanatory Note

The Neptune Society, Inc. (the "Company") previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q. During each of the last two completed fiscal years, the Company has met all of the criteria for a small business issuer and has elected to file its annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.

Note Regarding Forward Looking Statements

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

                          Part I. Financial Information

Item 1. Financial Statements

                            THE NEPTUNE SOCIETY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,            December 31,
                                                                         2003                  2002
                                                                     (unaudited)             (audited)

                      ASSETS

Current assets:
  Cash                                                              $       393,379     $        775,966
  Accounts receivable                                                     1,909,054            1,818,162
  Prepaid expenses and other current assets                                 230,684              106,642
                                                                    ---------------     ----------------

          Total current assets                                            2,533,117            2,700,770

Accounts receivable - non current                                           226,444              252,305
Property and equipment, net                                                 471,422              520,759
Names and reputations, net                                               24,397,696           24,397,696
Deferred financing costs                                                    634,349              810,347
Deferred charges and other assets                                         6,982,227            6,963,738
                                                                    ---------------     ----------------

                                                                    $    35,245,255     $     35,645,615
                                                                    ===============     ================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                 $     2,376,480     $      2,357,265
  Accounts payable and accrued liabilities                                2,373,377            2,688,839
                                                                    ---------------     ----------------

          Total current liabilities                                       4,749,857            5,046,104
                                                                    ---------------     ----------------

Long-term debt                                                            6,759,557            6,754,965
                                                                    ---------------     ----------------

Other long-term liabilities                                                 480,000              389,662
                                                                    ---------------     ----------------

Deferred pre-need revenues                                               19,766,970           19,702,742
                                                                    ---------------     ----------------

Liabilities to be settled by issue of shares                                384,050              260,525
                                                                    ---------------     ----------------

Stockholders' equity:
  Common stock, $.001 par value, 75,000,000 shares authorized,
        Issued: March 31, 2003 - 4,732,547 shares,
        December 31, 2002 - 4,280,423 shares                                  4,733                4,280
  Additional paid-in capital                                             31,409,433           31,072,881
  Accumulated deficit                                                   (28,309,345)         (27,585,544)
                                                                    ---------------     ----------------

          Total stockholders' equity                                      3,104,821            3,491,617
                                                                    ---------------     ----------------

                                                                    $    35,245,255     $     35,645,615
                                                                    ===============     ================


          See accompanying notes to consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                Three months        Three months
                                                ended March         ended March
                                                  31, 2003            31, 2002
                                                 (unaudited)         (unaudited)

Revenue

  Services and merchandise                     $  4,556,104        $  2,511,334
  Management and finance fees                       223,021             265,520
                                               ------------        ------------

          Total revenue                           4,779,125           2,776,855
                                               ------------        ------------

Costs and expenses                                1,120,014           1,111,752
                                               ------------        ------------

Gross profit                                      3,659,111           1,665,103
                                               ------------        ------------

Operating Expenses

  Sales commissions and obtaining costs           1,215,758             503,450
  Salaries and payroll costs                        981,873             715,181
  Compensation-stock based                          219,300              75,000

  Premises rent and utilities                       221,939             167,209
  Insurance                                         114,280              95,212
  Communications                                    146,757              79,158
  Other operating services and supplies             503,234             467,572
  Amortization and depreciation                      52,860              76,095
  Professional fees                                  93,189             175,117
  Employee settlements                              296,484                   -
                                               ------------        ------------

           Total operating expenses               3,845,674           2,353,994
                                               ------------        ------------

Loss from operations                               (186,563)           (688,891)

  Interest and finance expense                      537,238             499,164
                                               ------------        ------------

Net loss for the period                        $   (723,801)       $ (1,188,055)
                                               ============        ============


Loss per share - Basic and Diluted             $      (0.16)       $      (0.54)
                                               ============        ============

Weighted average number of shares -               4,431,131           2,202,202
                                               ============        ============

          See accompanying notes to consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                  Three months         Three months
                                                                   ended March          ended March
                                                                    31, 2003             31, 2002
                                                                   (unaudited)          (unaudited)
Cash flows provided by (used in)

Operating Activities
Net loss for the period                                             $  (723,801)       $ (1,188,055)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                        52,860              76,095
    Accretion of discount on notes payable                               34,998               7,512
    Non-cash interest and amortization of deferred
      finance costs                                                     275,972             280,703
    Stock compensation                                                   43,125              75,000
    Compensation expense to be settled by stock                         176,175                   -
    Compensation expense deferred                                       210,338
    Changes in operating assets and liabilities:
    Accounts receivable                                                 (65,031)           (658,706)
    Prepaid expenses and other current assets                          (124,042)           (171,180)
    Deferred charges and other assets                                   (18,488)           (254,484)
    Accounts payable and accrued liabilities                           (315,462)           (472,373)
    Deferred pre-need revenues                                           64,228          (2,153,540)
                                                                    -----------        ------------
          Net cash provided by (used in) operating activities          (389,129)            190,412
                                                                    -----------        ------------

Investing activities
  Purchase of property and equipment                                     (3,523)            (11,218)
                                                                    -----------        ------------

          Net cash used in investing activities                          (3,523)            (11,218)
                                                                    -----------        ------------

Financing activities
  Proceeds of common stock issued                                       200,000           1,183,525
  Payments on notes payable                                            (189,935)         (1,007,936)
  Proceeds from issuance of debt, net                                         -             200,000
                                                                    -----------        ------------

          Net cash provided by (used in) financing activities            10,065             375,589
                                                                    -----------        ------------

 (Decrease) increase in cash in the period                             (382,587)            554,783

Cash, beginning of period                                               775,966             213,219
                                                                    -----------        ------------

Cash, end of period                                                 $   393,379        $    786,002
                                                                    ===========        ============

Supplemental disclosure of cash flow information

Cash paid during the period for Interest                            $   263,578        $    210,948
                                                                    ===========        ============

Non-cash investing and financing activities in the period

Stock issued to settle deferred compensation                        $    52,650        $     -
Stock issued in payment of accrued interest on notes payable        $    41,230        $     -

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002
                                   (Unaudited)


(1)  Basis of Presentation

          These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

          In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

(2)  Liquidity

          As of March 31, 2003 the Company has a working capital deficit of approximately $2.3 million. Management believes it will obtain, on acceptable terms, a fifth restructuring of the remaining balance of the acquisition debt, which is approximately $2.0 million and is currently due on July 31, 2003. The Company believes that it has sufficient liquidity to maintain operations and to allow it to build a cash reserve to partially retire and successfully renegotiate the current portion of its acquisition debt.

          The Company also has an obligation under its 13% Convertible debentures debt of $5,825,000 to maintain a specified fixed charge coverage ratio (the "Coverage Ratio"). Although the Company is current in respect to all of its payment obligations under the debentures, the Company did not maintain the Coverage Ratio for current and previous two fiscal quarters. If the holders provide the Company with written notice, the Company would have 30 days to meet the Coverage Ratio or the holders could accelerate the due date of the debentures, which would have a material adverse effect on the Company's business and results of operations. The holders have not provided the Company with written notice and none is expected. A default under the debentures could cause the Company to default under other obligations.

                            THE NEPTUNE SOCIETY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002
                                   (Unaudited)


(3)  Comparative Figures

          On January 1, 2003 the Company implemented a full merchandise delivery policy for new pre-need contracts sold in all locations except in three States where merchandise delivery under pre-need contracts is not permitted. The effect of this revised business practice is that all revenue relating to merchandise sold and delivered and administrative fees charged under pre-need contracts is recognized as revenue at the time the pre-need contract is sold in all locations except in those three States. For the comparative quarter ended March 31, 2002, the Company's merchandise sales policy did not meet the revenue recognition criteria under generally accepted accounting principles, and accordingly merchandise sales revenue was deferred together with the related sales commissions paid, until the cremation service was provided.

          All selling and obtaining costs related to pre-need revenue are charged to operations in the same period as the related revenue is recognized.

          Revenue for pre-need cremation services ("fulfillments") will continue to be received from trusted funds. Trusted funds are not recognized in the Company's accounts until released to the Company on provision of services.

          The direct comparability of the results of operations between the periods presented is affected by the new delivery policy which has been implemented for the above reasons.

(4)  Stockholder's Equity

     a)   Stock issued in the current fiscal quarter

               307,692 Units were sold at a price of $0.65 per Unit to a private company controlled by the family of the Company's President. Each Unit comprises one share and one warrant for the purchase of an additional one share at a price of $0.72 per share within one year, or $0.79 per share within two years.

               81,000 shares were issued at a value of $0.65 per share in settlement of deferred compensation owed to three officers of the Company.

               63,432 shares were issued to the holders of 13% Convertible Debentures in payment of accrued interest of $41,230. The note holders subscribed for the shares under pre-emptive rights granted under the Debentures, entitling them to participate proportionately in stock issuances by the Company.

     b)   Stock options and grants in the current fiscal quarter

               Stock options were granted to five officers of the Company to acquire up to a total of 180,000 shares at a price of $0.70 per share for a three year period. The stock options vest after one year.

               In connection with the signing of employment and consulting agreements with the five officers, the Company agreed to issue a total of 125,000 shares. The Company accrued $81,250 as deferred compensation in the period with respect to these grants. The stock was issued subsequent to the end of the quarter.

                            THE NEPTUNE SOCIETY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002
                                   (Unaudited)


(4)  Stockholder's Equity, continued

     b)  Stock options and grants in the current fiscal quarter, continued

               The Company agreed to issue a total of 55,000 shares to a Director and a Compensation Committee member. Deferred compensation of $35,750 was accrued in the quarter. The stock was issued subsequent to the period end.

     c)  Pro forma compensation expense for stock options

          Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                Expected life -- 3 Years

                Risk-free interest rate -- 1.5%

                Dividend yield -- -0-

                Volatility -- 21%

          This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

          For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                  Net loss as reported                               $(723,801)
                  Compensation recognized under APB 25                       0
                  Approximate compensation expense under SFAS 123       38,000
                                                                     ----------
                  Proforma net loss                                  $(761,801)
                                                                     ==========


(5)  Employment and Consulting Agreements - changes in the period

          The present employment agreement of the company's President was extended through December 31, 2007, with provision for conversion of deferred compensation owing into common stock at a price equal to fair market value less 10%.

          The Company entered into agreements to retain the services of five key officers and executives through January and February 2006. The agreements, which are substantially similar, provide for total annual base salaries of $721,000 to $747,000 in each of the upcoming 3 years, with minimum annual bonuses averaging19% of base salaries, such bonuses payable in stock or cash at the option of the Board of Directors. The Company may terminate each of the agreements by the payment of from 4 to 6 months' salary.

          An existing agreement in effect with an executive of the Company, for a base salary of $144,000 per annum was replaced under the above.

          The Company has entered into a separation agreement with its former Chief Financial Officer, under which his employment agreement was cancelled. The agreement, which became effective subsequent to the period end, requires the payment of a total of $600,000 in equal monthly payments over a five year period beginning April 2003. The Company had previously made provision for deferred compensation and related costs totaling approximately $405,000 in the 2001 and 2002 years with respect to the former officer's services. The separation agreement also provides for a final conditional payment of $100,000 if the Company has net free cash of at least $1,000,000 after all normal operating expenses for the final year of the agreement. There is also provision for the acceleration of payments in the event of certain specified events, such as change of control of the Company, sale of substantially all of our assets, sale of a location, or payment of dividends to stockholders.

(6)  Comparative figures

          Certain of the figures for the comparative period ended March 31, 2002 have been reclassified to conform to the presentation adopted for the current fiscal quarter.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

New Sales Policy for Pre-need Merchandise sales

From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of 2001) our pre need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were accordingly not taken into income until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles.

Effective January 1, 2003 we implemented a full merchandise delivery policy for new pre-need arrangement contracts sold in all locations except in the States of Florida, Illinois and New York. In all States except the above, we now irrevocably deliver to the purchaser at the time of sale all the merchandise purchased in connection with the contract. The effect of this revised business practice is that the selling price of all merchandise sold in connection with pre-need contracts, together with administrative charges for set-up of the contract, are recognized as revenue in accordance with generally accepted accounting policies at the time the contract is entered into. Also, all sales commissions paid relating to the obtaining of such contracts are recognized as expense when the revenue associated with such contract is recognized, rather than being deferred until fulfillment. On average with our members, this is approximately 13 years prior to fulfillment of our obligations.

The portion of the pre need contract relating to the cremation services to be performed in the future continues to be paid into Trust to support our obligations in accordance with State regulations to, and is released to the Company once the cremation services are performed. These receipts are not recognized in income until earned through the provision of the actual cremation.

The change to a full delivery policy in the majority of our locations has affected the comparability of our first quarter 2003 operating results with the first quarter 2002 figures.

Three Months ended March 31, 2003 compared with the Three Months ended March 31, 2002

Results of Operations

The following discussion compares our results of operations for the three months ended March 31, 2003 to our results of operations for the three months ended March 31, 2002.

Revenues

Total revenue was approximately $4,780,000 in the first quarter of 2003 compared with $2,780,000 for the first quarter of 2002, an increase of approximately $2,000,000.

The increase was attributable mainly to our delivering ownership and possession of purchased merchandise to our pre-need customers at the time of sale and recognizing in income the related proceeds and administrative handling charges commencing January 1, 2003 in all but three States. Under our previous merchandise delivery policy in effect in 2002, the merchandise was not delivered until the actual cremation services contracted for were performed and, therefore, the revenue received was deferred. We recognized $1,951,000 in revenue on the sale of pre-need contracts in the three months ended March 31, 2003, which would have been deferred as to recognition if title and possession of the merchandise had not been delivered, as was the case in the comparative three months ended March 31, 2002. The number of pre-need contracts signed in the first quarter of 2003 was down 15%, which we attribute to the tension of war with Iraq resulting in unwillingness of people to make appointments with us to review our product and the effect of a price increase we announced in December 2002.

Revenue from cremation services and previously deferred merchandise sales was $2,070,000 in the first quarter of 2003 compared with $1,780,000 in the first quarter of 2002, an increase of 16%.

Travel plan revenue was $ 535,000 in the first three months of 2003 compared with $ 731,000 in the first three months of 2002, a decrease of $ 196,000 or 27%. We believe our members and prospective members have a diminished inclination to travel extensively due to global terrorist threats and world tensions of recent years. We do not consider it possible to determine whether this will be an on going trend affecting the sales of this revenue component.

Management and finance fee income was $223,000 in the first quarter of 2003 compared with $266,000 in the first quarter of 2002. This decrease of $ 43,000 or 16% is due to continuing reduced yields on our trust funds as a consequence of lower interest yield on maturing investments.

Costs and Expenses and Gross Profit
-----------------------------------

Direct costs and expenses relate to the providing of at-need and fulfillment cremation services and the costs of travel plan premiums. Total direct costs and expenses were approximately $1,120,000 for the three months ended March 31, 2003 compared with $1,112,000 for the first quarter of 2002.

Travel plan premium costs were approximately $140,000 less for the first quarter of 2003 compared with the first quarter of 2002.

The number of cremations we performed in the first quarter of 2003 was approximately 6% higher than in the first quarter of 2002. Increased costs due to increased volume of cremations offset the savings on travel plan premiums.

Gross profit was $3,659,000 or 76% of total revenue in the first three months of 2003 compared with 60% of total revenue for the first three months of 2002. The increase in gross profit was due mainly to the change in revenue mix arising from our ability to recognize revenue from the sale of merchandise now delivered under pre-need arrangements beginning January 1, 2003 as discussed above under the heading "Revenues".

Operating Expenses
------------------

Selling and costs of obtaining pre-need arrangement contracts increased to $1,215,000 in the three months ended March 31, 2003 from $ 503,000 for the three months ended March 31, 2002, an increase of $712,000. Of this increase, $613,000 represents sales commissions now recognized immediately on the sale of pre-need contracts under our new merchandise policy. In previous fiscal periods, sales commissions were deferred along with the related merchandise revenue. We also incurred an additional $99,000 in costs of obtaining sales leads in the quarter ended March 31, 2003 over the first quarter in 2002.

Salaries and payroll costs for the three months ended March 31, 2003 were $982,000 compared with $715,000 for the three months ended March 31, 2002, an increase of $267,000 or 37%. The increased costs are attributable to our staffing two new locations in the second half of 2002. We also added management level staff at our corporate office during that period.

Stock based compensation increased to $ 219,000 in the first quarter of 2003 from $75,000 in the first quarter of 2002, an increase of $144,000. This is mainly attributable to the value of $81,250 and $35,750 assigned to shares issuable under the terms of new employment and consulting agreements, and for services rendered by a Director and compensation committee member respectively.

Amortization and depreciation expense was $52,860 and $76,095,respectively, for the three months ended March 31, 2003 and 2002. The decrease in amortization and depreciation expense resulted mainly from the cost of certain non-compete agreements being fully amortized at the end of the 2002 fiscal year, and therefore no longer subject to amortization.

Professional fees were $93,000 for the three months ended March 31, 2003 compared to $175,000 for the three months ended March 31, 2002. The decrease is primarily due to our having retained a number of administrative duties in-house for the first quarter of 2003.

Employee settlements expense was $296,000 in the first quarter of 2003. There were no settlements to employees in the first quarter of 2002. The significant portion of the expense relates to a separation agreement with our former Chief Financial Officer under which his employment agreement was cancelled.

Total operating expenses were $ 3,845,000 for the first quarter of 2003 compared with $2,354,000 for the first quarter of 2002. The increase in operating expenses of $1,491,000 or 63% relates primarily to the reasons described above.

Interest and finance expense
----------------------------

Interest expense was $537,000 in the first three months of 2003 compared with $499,000 for the first quarter of 2002, for an increase of $38,000. Interest and finance expense increased as a consequence of the restructuring of a number of long term liabilities during 2002.

Net Loss
--------

Net loss was $724,000 ($0.16 per share) for the first quarter of 2003 compared with $1,188,000 ($0.54 per share) for the three months ended March 31, 2002 .The net loss relates to the reasons described above.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows provided by (Used In) Operations for the three months ended March 31, 2003 reconciles the net loss of $(723,801) to the net cash used in operating activities for the same period of ($389,129). There were no significant investing activities in the first quarter of 2003. Financing activities in the quarter consisted of our raising $200,000 by a private placement issue of our stock, and the retirement of approximately $190,000 in acquisition debt. Our cash position decreased by approximately $383,000 in the three months ended March 31, 2003, from $776,000 at December 31, 2002 to $393,000 at March 31, 2003.

At March 31, 2003 we had current assets including cash of $2,533,000, offset by accounts payable and accrued liabilities of approximately $2,373,000. During the first quarter of 2003, we improved our net working capital calculated before current maturities of debt by approximately $150,000.

Our only internal sources of liquid assets are cash flows from operations. We have no standby line of credit, nor have we been able to make arrangements for such line of credit. We have no external sources of liquid assets.

The principal amount of $2,376,000 in debt payments fall due in the upcoming 12 months is relatively evenly distributed throughout with the exception of $1,780,000 that is due July 31, 2003 under the terms of a promissory note issued in connection with our acquisition of the Neptune Group. See "Item 1. Business - Neptune Society Acquisitions - Neptune Group Acquisition" in our Form 10-K for year ended December 31, 2002 filed with the Securities Exchange Commission on May 1, 2003. Repayment of the promissory note is secured by our assets.

We project that we will have working capital in the amount of approximately $800,000 at July 31, 2003, and that we will be required to raise $1,000,000 in additional financing to make the final payment under the promissory note due July 31, 2003. We are in the process of attempting to secure financing to meet this obligation and may seek a restructuring of the remaining balance of the promissory note. There can be no assurance that management will be able to raise the financing required to satisfy our obligations under the promissory note or to negotiate a restructuring of the remaining balance of the promissory note on acceptable terms, if at all.

In addition to the promissory note due on July 31, 2003, we have long term debt with a fair value and book value of $6.8 million due in 2004 and 2005. This long term debt consists of the following:

     o Convertible Debentures in the principal amount of $1.1 million, which are mandatorily convertible into shares of our common stock on March 31, 2004 at the price of $1.20 per share, unless we exercise our right to retire the debenture for cash with a premium payment of 50%; and

     o 13% Convertible Debentures in the aggregated principal amount of $5.8 million, due February 24, 2005. We have an obligation under these Convertible Debentures to maintain a specified fixed charge coverage ratio (requiring us to maintain certain levels of cash flow in excess of debt obligations). Although we are current in respect of all our payment obligations under the 13% Convertible Debentures, we did not maintain the Coverage Ratio for the quarters ended September 30, 2002, December 31, 2002 and the current quarter ended March 31, 2003. If the lenders provide us with written notice, we would have 30 days to meet the Coverage Ratio or the holders could accelerate the due date of the 13% Convertible Debentures, which would have a material adverse effect on our business and results of operations. The lenders have not provided us with written notice. A default under the debentures could cause us to default under other obligations.

We intend to finance any acquisitions or start ups in 2003, if any, from operational cash flow, or a combination of operational cash flow and vendor financing. We have no material commitments for capital expenditures at this time.

Item 3. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           Part II. Other Information

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

Set forth below is a description of unregistered securities issued by the Company during the quarter ended March 31, 2003.

     In February, 2003, the Company granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 80,000 shares at a price of $0.70 per share, expiring February 1, 2006. The options vest on February 1, 2004. In March 2003, the

     Company granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 100,000 shares at a price of $0.70 per share, expiring on March 1, 2006. The options vest on March 1, 2004. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February, 2003, the Company issued 81,000 shares of common stock at $0.65 per share in settlement of deferred compensation in the amount of $52,650 to three senior executives. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, the Company issued 39,622 shares of common stock at $0.65 per share pursuant to the exercise of preemptive rights. The consideration for the shares was paid by canceling deferred interest payable to the holders of these preemptive rights in the amount of $25,754. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February, 2003, the Company issued 307,962 units, each unit consisting of one share of common stock and one warrant to acquire an additional share of common stock to 570421 BC, Ltd., a private company controlled by the family of an executive officer and director. The units were issued at $0.65 per unit, and the proceeds of $200,000 the Company received were used for working capital purposes. The warrants are exercisable at the price of $0.72 per share by February 19, 2004 and thereafter until February 19, 2005 at the price of $0.79 per share. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, the Company issued 23,810 units at $0.65 per unit, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional common share at $0.72 per share until February 19, 2004 and $0.79 per share until February 19, 2005. The units were issued pursuant to the exercise of preemptive rights, and the consideration for the units was paid by canceling deferred interest payable to the holders of the preemptive rights in the amount of $15,476. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to March 31, 2003, the Company issued the following unregistered securities:

     On April 25, 2003, the Company issued 107,750 shares of common stock at $0.65 per share in settlement of deferred compensation in the amount of $70,037 to our Chief Executive Officer. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     On April 25, 2003,  the Company  issued a total of 55,000  shares of common
     stock  to  two  members  of  the   Company's   compensation   committee  as
     compensation for their services.

     These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     On April 30, 2003, the Company issued a total of 125,000 shares of common stock to five officers of the Company as signing bonus under the terms of their employment or consulting agreements with the Company. See "Item 11. Executive Compensation - Employment and Consulting Agreements Subsequent to December 31, 2002" in our Form 10-K for year ended December 31, 2002 filed with the Securities Exchange Commission on May 1, 2003, for further information on these employment and consulting agreements. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders during the quartered ended March 31, 2003.

Item 5. Other Information.

     On April 18, 2003, the Company entered into a separation agreement with Rodney Bagley, under which his employment agreement was canceled. Mr. Bagley resigned as our Chief Financial Officer and as a director. The Company agreed to pay Mr. Bagley severance pay in the amount of $600,000, payable in equal monthly installments over a five year period beginning on April 18, 2003. The Company also agreed to pay Mr. Bagley a final conditional payment of $100,000 if the Company has net free cash of at least $1,000,000 after all of its normal operating expenses in the final year. The Company agreed to pay Mr. Bagley for certain insurance costs until Mr. Bagley becomes covered under another health insurance program or its obligations under the separation agreement are satisfied. The separation agreement contains provision for the acceleration of payments in the event of certain specified events, such as a change of control, sale of substantially all of the Company's assets, sale of a location, or payment of dividends to stockholders.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits


        Exhibit
        Number
                   Description
        ----------------------------------------------------------------

        3.1(1) Articles of Incorporation of L R Associates, Inc., filed January 4, 1985
        3.2(1) Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998

        Exhibit
        Number
                   Description
        ----------------------------------------------------------------
        3.3(1)      Articles of Amendment of Lari Corp. changing name to Neptune
                    Society, filed April 26, 1999
        3.4(1)      Articles of Amendment of The Neptune Society, Inc. filed May
                    9, 2000, effecting a combination of the Corporation's shares of common stock
        3.5(1)      Articles of Amendment of The Neptune Society, Inc. effective as of  March  22,  2002,  related  to a  combination  of the
                    Corporation's shares of common stock
        3.6(6)      Articles of Amendment of The Neptune Society, Inc.
        3.7(1)      Bylaws of Neptune Society (previously filed as Exhibit 3.6)
        10.1(1)     Form of Stock Option Plan
        10.2(1)     Share Purchase  Agreement dated for reference March 26, 1999 by and  between  Lari  Acquisition  Company,  Inc.,  Emanuel
                    Weintraub  Inter Vivos  Trust,  Emanuel  Weintraub,  Neptune
                    Management  Corp.,  Heritage  Alternatives,   Inc.,  Neptune
                    Pre-Need Plan, Inc. and Lari Corp.
        10.3(1)     Share Purchase Agreement dated March 31, 1999 by and between
                    Lari  Acquisition  Company,  Inc.,  Lari Corp.  and  Stanley
                    Zicklin
        10.4(1)     Share Purchase Agreement dated March 31, 1999 by and between
                    Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman
        10.5(1)     Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition  Company,  Inc.,  Neptune  Society  and  Stanley
                    Zicklin
        10.6(1)     Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition   Company,   Inc.,  Neptune  Society,   Emmanuel
                    Weintraub and Emmanuel Weintraub Inter Vivos Trust
        10.7(1)     Interest  Purchase  Agreement  dated for reference March 31,
                    1999 by and between  Neptune  Management  Corp.  Lari Corp.,
                    Lari Acquisition  Company,  Inc. and the limited partners of
                    Neptune-Los  Angeles,  Ltd.,  Neptune-Santa  Barbara,  Ltd.,
                    Neptune-Miami,    Ltd.,   Neptune-St.    Petersburg,   Ltd.,
                    Neptune-Ft.   Lauderdale,   Ltd.,   Neptune-Nassau,    Ltd.,
                    Neptune-Yonkers, Ltd.
        10.8(1)     Interest  Purchase  Agreement  dated for reference March 31,
                    1999 by and between Heritage Alternatives, Inc., Lari Corp.,
                    Lari Acquisition  Company,  Inc. and the limited partners of
                    Heritage Alternatives, L.P.
        10.9(1)     Consulting  Agreement  dated  March 31,  1999 by and between
                    Lari Acquisition Company, Inc. and Emanuel Weintraub
        10.10(1)    Amendment to  Consulting  Agreement  dated August 1, 1999 by and  between  Lari  Acquisition  Company,  Inc.  and Emanuel
                    Weintraub
        10.11(1)    $19,000,000  Promissory  Note dated  March 31,  1999 by Lari
                    Acquisition Company, Inc.
        10.12(1)    Amendment  to  $19,000,000  Promissory  Note dated August 1,
                    1999 by Lari Acquisition  Company,  Inc. in favor of Emanuel
                    Weintraub Inter Vivos Trust
        10.13(1)    $2,000,000  Promissory  Note  dated  March 31,  1999 by Lari
                    Acquisition Company, Inc.
        10.14(1)    Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari  Acquisition  Company,  Inc.  in  favor  of  Emanuel
                    Weintraub Inter Vivos Trust
        10.15(1)    Pre-Need  Trust  Agreement  dated  October  1,  1993  by and between Neptune Management Corp. and Sunbank/South  Florida,
                    N.A.
        10.16(1)    Asset Purchase Agreement dated March 31, 1992 by and between
                    Heritage  Cremation  Services,  Inc., Joseph Estephan,  Elie
                    Estephan and Emanuel Weintraub
        10.17(1)    Form of Commissioned Contractor Agreement
        10.18(1)    Agency  Agreement  dated for reference  July 22, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.19(1)    Amendment  to Agency  Agreement  dated August 5, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.20(1)    Form of Subscription Agreement
        10.21(1)    Form of Registration Rights Agreement
        10.22(1)    Debenture and Warrant Purchase  Agreement dated November 24,
                    1999.

        Exhibit
        Number
                   Description
        ----------------------------------------------------------------
        10.23(1)    Form of Convertible Debenture
        10.24(1)    Asset  Purchase  Agreement  dated  December 31, 1999, by and among  Neptune  Society,  Crematory  Society of  Washington,
                    Inc., and John C. Ayres.
        10.25(1)    Asset Purchase  Agreement dated March 15, 2000, by and among
                    Neptune  Society,  Cremation  Society  of Iowa,  Inc.,  Dave
                    Noftsger, and John Bethel
        10.26(1)    Asset Purchase Agreements and Merger Agreement dated July 5,
                    2000,  by and  among  Neptune  Society,  Heritage  Memorial,
                    Community  Memorial  Centers,  David Schroeder,  and Michael
                    Ashe
        10.27(1)    Agency  Agreement  dated for reference  July 31, 2000 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.28(2)    Employment  Agreement  by and  between the Company and Marco
                    Markin
        10.29(2)    Employment  Agreement  by and  between the Company and David
                    Schroeder
        10.30(2)    Employment  Agreement  by and between the Company and Rodney
                    M. Bagley
        10.31(2)    Memorandum of  Understanding  by and between the Company and
                    Private Investment Company
        10.32(2)    Loan  Agreement   dated  August  8,  2001  with  Green  Leaf
                    Investors I, LLC, a California limited liability company
        10.33(2)    Warrant issued to Green Leaf
        10.34(2)    Guaranty issued to Green Leaf
        10.35(3)    Second Debt Restructuring Agreement
        10.36(3)    Third Debt Restructuring Agreement
        10.37(4)    Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management  Services,  L.L.C., an Oregon
                    limited  liability  company,   Wilhelm  Mortuary,   Inc.,  a
                    corporation  incorporated  under  the  laws of the  State of
                    Oregon,   and  The   Neptune   Society,   Inc.,   a  Florida
                    corporation,   and  Neptune  Society  of  America,  Inc.,  a
                    California corporation.
        10.38(4)    Service  Agreement  effective  as of March 8,  2002,  by and between  Western  Management  Services,  L.L.C.,  an  Oregon limited liability company, and The Neptune Society,  Inc., a
                    Florida Corporation.
        10.39(4)    Note  Extension  And  Assumption  Agreement  effective as of
                    January  31,  2002,  and  is  made  by and  between  Western
                    Management  Services,  L.L.C.,  an Oregon limited  liability company, Wilhelm Mortuary, Inc., an Oregon corporation,  The
                    Neptune  Society,  Inc.,  a  Florida  corporation,   Neptune
                    Society of America,  Inc.,  a  California  corporation,  and
                    Green Leaf Investors I, LLC, a California  limited liability company.
        10.40(4)    Convertible  Debenture in the  principal  amount of $75,000, due July 31, 2002,  issued to Green Leaf Investors I, LLC, a
                    California limited liability company.
        10.41(4)    Debenture and Warrant  Amendment  Agreement  effective as of
                    December 31, 2001, by and between The Neptune Society, Inc., a Florida  corporation,  CapEx,  L.P.,  a  Delaware  limited partnership,  and D.H. Blair Investment Banking Corp., a New
                    York corporation.
        10.42(4)    Form of CapEx, L.P. Debenture Amendment
        10.43(4)    Form  of  D.H.  Blair  Investment  Banking  Corp.  Debenture
                    Amendment
        10.44(4)    Form of Warrant  Amendment
        10.45(5)    Form of Debenture
        10.46(8)    Employment  Agreement by and between the Company and Douglas
                    Irving
        10.47(8)    Employment Agreement by and between the Company and Doug
                    Irving
        10.48(8)    Employment Agreement by and between the Company and Barry
                    Maynes
        10.49(8)    Employment Agreement by and between the Company and Gary
                    Harris
        10.50(8)    Employment Agreement by and between the Company and
                    Matthew Markin
        10.51(8)    Employment Agreement by and between the Company  and Matthew
                    Hoogendoorn 10.52(8) Amendment to Employment Agreement by and between the Company and Marco Markin 99.1 Section 906
                    Certificate of Chief Executive Officer 99.2 Section 906
                    Certificate of Chief Financial Officer
        99.1        Section 906 Certificate of Chief Executive Officer
        99.2        Section 906 Certificate of Chief Financial Officer

---------------------

(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10-Q (for the Period ended June 30,
     2001) on August 14, 2001.
(3) Previously filed as an exhibit to Form 10-Q/A (for the Period ended June 30, 2001) on August 20, 2001.
(4) Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(5) Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)  Previously filed on Form 8-K on June 3, 2002.
(7) Previously filed on Form 10-Q (for the period ended September 30, 2002) on November 14, 2002.
(8) Previously filed on Form 10-K (for the period ended December 31, 2002) on May 1, 2003.

---------------------

(b)  Reports on Form 8-K

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                  THE NEPTUNE SOCIETY, INC.
                                                  (Registrant)


Date:    May 15, 2003                             By: /s/ Marco Markin
                                                      ----------------
                                                  Marco Markin
                                                  Chief Executive Officer




Date:    May 15, 2003                             By: /s/ Matthew Hoogendoorn
                                                      -----------------------
                                                  Matthew Hoogendoorn
                                                  Chief Financial Officer

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


                                By:   /s/ Marco Markin
                                      --------------------------
                                      Marco Markin, Chief Executive Officer
                                      May 15, 2003

                            SECTION 302 CERTIFICATION

I, Mathew Hoogendoorn, certify that:

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


                               By:   /S/ Mathew Hoogendoorn
                                     -----------------------------------
                                     Mathew Hoogendoorn, Chief Financial Officer

                                     May 15, 2003