Form 10QSB
period 2003-06-30
NEPTUNE SOCIETY INC/FL
filed 2003-08-19
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

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

State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: August 13, 2003: 5,773,205 shares of common stock

     Traditional Small Business Disclosure Format (Check One): Yes ___ No X

                            THE NEPTUNE SOCIETY, INC
                                  FORM 10 - QSB

                                TABLE OF CONTENTS

PART I. INTERIM FINANCIAL INFORMATION                                       PAGE
                                                                            ----

 Item 1.  Consolidated Balance Sheets
          June 30, 2003 (Unaudited) and December 31, 2002 (Audited)            1

          Consolidated Statements of Operations (Unaudited)
          Six and Three Months Ended June 30, 2003 and 2002                    2

          Consolidated Statements of Cash Flows (Unaudited)
          Six and Three Months Ended June 30, 2003 and 2002                    3

          Notes to Consolidated Financial Statements (Unaudited)               4

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

 Item 3.  Controls and Procedures                                             17

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   17

 Item 2.  Changes in Securities                                               18

 Item 3.  Defaults Upon Senior Securities                                     20

 Item 4.  Submission of Matters to a Vote of Security Holders                 20

 Item 5.  Other Information                                                   21

 Item 6.  Exhibits and Reports on Form 8-K                                    22

 Signatures                                                                   25

                                Explanatory Note

     Prior to the quarterly report on Form 10-QSB for the quarter ended March 31, 2003, The Neptune Society, Inc. (the "Company", "Neptune Society", "we", "our", or "us" as the context requires) filed annual reports on Form 10-K and quarterly reports on Form 10-Q. During each of the last two completed fiscal years, the Company has met all of the criteria for a small business issuer and has elected to file its annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.

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

     Our management has included projections and estimates in this Report, which are based primarily on management's experience in the industry, assessment of our results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission.

     We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  FINANCIAL STATEMENTS



                              NEPTUNE SOCIETY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                      June 30,       December 31,
                                                                        2003            2002
                                                                    ------------    ------------
                                                                     (Unaudited)     (Audited)
                            ASSETS                                         $               $
Current assets:
  Cash                                                              $    412,147    $    775,966
  Accounts receivable, net                                             2,010,470       1,818,162
  Prepaid expenses and other current assets                              188,230         106,642
                                                                    ------------    ------------
        Total current assets                                        $  2,610,847    $  2,700,770
                                                                    ------------    ------------
Accounts receivable, net - non current                                   226,444         252,305
Property and equipment, net                                              423,081         520,759
Names and reputations                                                 24,397,696      24,397,696
Deferred financing costs                                                 458,351         810,347
Deferred charges and other assets                                      6,995,068       6,963,738
                                                                    ------------    ------------

                                                                    $ 35,111,487    $ 35,645,615
                                                                    ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                          $  2,397,168    $  2,688,839
  Current portion of long-term debt                                    2,150,847       2,357,265
                                                                    ------------    ------------

          Total current liabilities                                 $  4,548,015    $  5,046,104
                                                                    ------------    ------------

Notes payable                                                          6,854,757       6,754,965
Other long-term liabilities                                              450,000         389,662
Deferred pre-need revenues                                            19,812,434      19,702,742
Liabilities to be settled by issue of shares                             258,425         260,525
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                              --                --
  Common stock, $.001 par value, 75,000,000 shares authorized,
    5,173,205 and 4,280,423 shares issued and outstanding at
    June 30, 2003 and December 31, 2002, respectively                      5,173           4,280

  Additional paid-in capital                                          31,740,697      31,072,881
  Accumulated deficit                                                (28,558,014)    (27,585,544)

           Total stockholders' equity                                  3,187,856       3,491,617
                                                                    ------------    ------------

                                                                    $ 35,111,487    $ 35,645,615
                                                                    ============    ============




See accompanying notes to the consolidated financial statements

                                            NEPTUNE SOCIETY, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                               June 30,      June 30,       June 30,      June 30,
                                                 2003          2002          2003           2002
                                              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                              ----------    ----------    ----------    ----------
                                                   $             $             $             $
                                              ----------    ----------    ----------    ----------
Revenue
   Services and merchandise                    4,718,809     2,942,034     9,274,913     5,453,368
   Management and finance fees                   186,009       173,364       409,030       438,884
                                              ----------    ----------    ----------    ----------
                   Total revenue               4,904,818     3,115,398     9,683,943     5,892,252
                                              ----------    ----------    ----------    ----------
Costs and expenses                             1,039,782     1,333,252     2,159,796     2,445,004
                                              ----------    ----------    ----------    ----------
Gross profit                                   3,865,036     1,782,146     7,524,147     3,447,248
                                              ----------    ----------    ----------    ----------
Sales commissions and obtaining  costs         1,354,033       586,794     2,569,791     1,090,244
                                              ----------    ----------    ----------    ----------
Operating Expenses
      Salaries and payroll costs                 907,109       652,915     1,888,982     1,368,096
      Compensation -stock based                  103,677        81,058       322,977       156,058
      Premises rent and utilities                226,911       195,641       448,850       362,850
      Insurance                                  143,668       102,147       257,948       197,359
      Communications                              68,687        54,685       215,444       133,843
      Other operating services and supplies      645,049       610,259     1,148,283     1,077,831
      Amortization and depreciation               52,860        55,695       105,720       131,790
      Professional fees                          129,495       197,964       222,684       373,081
      Employee settlements                             0                     296,484
                                              ----------    ----------    ----------    ----------
                   Total operating expenses    2,277,456     1,950,364     4,907,372     3,800,908
                                              ----------    ----------    ----------    ----------
Operating profit (loss)                          233,546      (755,012)       46,984    (1,443,904)
      Interest and finance expense               482,215       616,425     1,019,453     1,115,589
                                              ----------    ----------    ----------    ----------
Net loss for the period                         (248,669)   (1,371,437)     (972,469)   (2,559,493)
                                              ==========    ==========    ==========    ==========


Loss per share - Basic and Diluted                 (0.05)        (0.35)        (0.20)        (0.84)

Weighted average numbers of shares             5,157,447     3,865,153     4,794,289     3,038,271



        See accompanying notes to the consolidated financial statements.

                                NEPTUNE SOCIETY, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                           SIX MONTHS ENDED
                                                                      June 30,       December 31,
                                                                        2003            2002
                                                                    ------------    ------------
                                                                     (Unaudited)     (Audited)


Cash flows provided by (used in)

Operating Activities
Net loss for the period                                             (972,469)   (2,559,493)
Adjustments to reconcile net loss to
     net cash provided by operating activities:
          Depreciation and amortization                              105,720       131,790
          Accretion of discount on notes payable                      88,259        50,210
          Non-cash interest and amortization of deferred
               finance costs                                         512,948       637,148
          Stock compensation                                          86,250       156,048
          Compensation expense to be settled by stock                309,002
          Compensation expense deferred                              180,338
          Changes in operating assets and liabilities:
          Accounts receivable                                       (166,447)     (466,909)
          Prepaid expenses and other current assets                  (81,588)     (101,952)
          Deferred charges and other assets                          (31,330)   (1,002,762)
          Accounts payable and accrued liabilities                  (261,544)     (201,874)
          Deferred pre-need revenues                                 109,692     3,953,287
                                                                  ----------    ----------
            Net cash (used in) provided by operating activities     (121,169)      595,493
                                                                  ----------    ----------
Investing activities
     Acquisitions, net of cash acquired                                            (10,240)
     Purchase of property and equipment                               (8,042)      (98,424)
                                                                  ----------    ----------
           Net cash used in investing activities                      (8,042)     (108,664)
                                                                  ----------    ----------

Financing activities
     Proceeds of common stock issued                                 200,000     1,500,000
     Payments on notes payable                                      (434,607)   (1,513,217)
     Proceeds from issuance of debt, net                                           200,000
                                                                  ----------    ----------
           Net cash provided by (used in) financing activities      (234,607)      186,783
                                                                  ----------    ----------

(Decrease) increase in cash in the period                           (363,818)      673,612
                                                                  ----------    ----------
Cash, beginning of period                                            775,966       213,219
                                                                  ----------    ----------
Cash end of period                                                   412,148       886,831
                                                                  ==========    ==========
Supplemental disclosure of cash flow information

   Cash paid during the period for Interest                          418,246       428,241

Non-cash investing and financing activities in the period
   Stock issued to settle deferred compensation                      311,102
   Stock issued in payment of accrued interest on notes payable       41,230       116,035
   Stock issued in settlement of accounts payable                     30,127



        See accompanying notes to the consolidated financial statements

THE NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


(1)  Basis of Presentation

          These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10 - QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10 - K for the year ended December 31, 2002.

          In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

(2)  Liquidity

          As of June 30, 2003 the Company has a working capital deficit of approximately $1.9 million, including the remaining balance of acquisition debt of approximately $1.8 million. Subsequent to the balance sheet date, the company completed a restructuring agreement with its debenture holders to obtain $1.5 million in advances for the purpose of retiring the acquisition debt. The balance of $300,000 to retire the acquisition debt was paid from cash on hand. The terms of the restructuring agreement reduces the Company's debt payments to $125,000 per month over the next twelve months, with a minimum additional principal repayment of $250,000 at December 31, 2003. Management believes this subsequent refinancing (See
     Note 7) adequately addresses the working capital deficiency previously existing at June 30, 2003.

(3)  Comparative Figures

          On January 1, 2003 the Company implemented a full merchandise delivery policy for new pre-need contracts sold in all locations except in three States where merchandise delivery under pre-need contracts is not permitted. The effect of this revised business practice is that all revenue relating to merchandise sold and delivered and administrative fees charged under pre-need contracts is recognized as revenue at the time the pre-need contracts are sold in all locations except in those three States. For the comparative three and six month periods ended June 30, 2002, the Company's merchandise sales policy did not meet the revenue recognition criteria under generally accepted accounting principles, and accordingly merchandise sales revenue was deferred together with the related sales commissions paid, until the cremation service was provided.

          All selling and obtaining costs related to pre-need revenue are charged to operations in the same period as the related revenue is recognized.

          Revenue for pre-need cremation services ("fulfillments") will continue to be received from trusted funds. Trusted funds are not recognized in the Company's accounts until released to the Company on the provision of services.

          The direct comparability of the results of operations between the periods presented is affected by the new delivery policy for the above reasons.

(4)  Stockholder's Equity

     (a)  Stock Issued in the Six Months Ended June 30, 2003:

               307,692 Units were sold at a price of $0.65 per Unit to a private company controlled by the family of the Company's President (total proceeds of $200,000). Each Unit comprises one share and one warrant for the purchase of an additional one share at a price of $0.72 per share within one year, or $0.79 per share within two years.

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

               215,501 shares were issued to an executive officer in settlement of $140,075 of deferred compensation owing to him for the 2002 and prior years.

               182,118 shares in total were issued to officers and directors in consideration of compensation expense for the current six month period. The shares were recorded at an aggregate value of $118,377.

               43,039 shares were issued in settlement of accounts payable of $30,127.

     (b)  Stock options and grants in the six month period ended June 30, 2003.

               Stock options were granted to five officers of the Company to acquire up to a total of 180,000 shares at a price of $0.70 per share for a three year period. The stock options vest after one year.

     (c)  Pro forma compensation expense for stock options

               Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions:

                        Expected life -- 3 Years

                        Risk - free interest rate -- 1.5%

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

               For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                Net loss as reported                           $(972,469)
                Compensation recognized under APB 25                   0
                Compensation expense under SFAS 123               (3,450)
                                                               ----------
                Proforma net loss                              $(975,919)
                                                               ==========

(5)  Employment and Consulting Agreements - changes in the period

          The present employment agreement of the company's President was extended through December 31, 2007, with provision for conversion of deferred compensation owing into common stock at a price equal to fair market value less 10%.

          The Company entered into agreements to retain the services of five key officers and executives through January and February 2006. The agreements, which are substantially similar, provide for total annual base salaries of $721,000 to $747,000 in each of the upcoming 3 years, with minimum annual bonuses averaging 19% of base salaries, such bonuses payable in stock or cash at the option of the Board of Directors. The Company may terminate each of the agreements by the payment of 4 to 6 months' salary.

          An existing agreement in effect with an executive of the Company, for a base salary of $144,000 per annum, was replaced under the above.

          The Company has entered into a separation agreement with its former Chief Financial Officer, under which his employment agreement was cancelled. The agreement requires the payment of a total of $600,000 in equal monthly payments over a five year period beginning April 2003. The Company had previously made provision for deferred compensation and related costs totaling approximately $405,000 in the 2001 and 2002 years with respect to the former officer's services. The separation agreement also provides for a final conditional payment of $100,000 if the Company has net free cash of at least $1,000,000 after all normal operating expenses for the final year of the agreement. There is also provision for the acceleration of payments in the event of certain specified events, such as change of control of the Company, sale of substantially all of our assets, sale of a location, or payment of dividends to stockholders.

(6)  Comparative figures

          Certain of the figures for the comparative three and six month periods ended June 30, 2002 have been reclassified to conform to the presentation adopted for the current fiscal quarter.

(7)  Subsequent Financing and Restructuring of 13.0% Debentures

          By an agreement dated July 31, 2003 with Capex, LLP of Denver, Colorado the Company borrowed $1,500,000 for the purposes of making the final payment of $1.8 million in acquisition debt related to its 1999 purchase of the Neptune Society business, the remaining $300,000 was paid from working capital. In connection with the debt financing, the Company also restructured its obligation under the 13% Debentures held by Capex and another debentureholder.

          This restructuring favorably amended the previous fixed charge coverage ratio obligation and cured certain possible conditions of default under the debentures. The restructured debentures in the aggregate principal amount of $7.4 million are repayable over the upcoming four years, with the Company holding the right to prepay the debentures at any time without penalty.

          Amended payments of principal under the additional and restructured debentures are as follows:

                2003            $477,536
                2004          $1,680,371
                2005          $1,855,284
                2006          $2,516,860
                2007            $852,189
                              ----------
                              $7,382,240
                              ==========

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


New Sales Policy for Pre-need Merchandise Sales

     From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of 2001) our pre-need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were accordingly not taken into income until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles.

     Effective January 1, 2003, we implemented a full merchandise delivery policy for new pre-need arrangement contracts sold in all locations except in the States of Florida, Illinois and New York. In all Sates except the above, we now irrevocably deliver to the purchaser at the time of sale all the merchandise purchased in connection with the contract. The effect of this revised business practice is that the selling price of all merchandise sold in connection with pre-need contracts, together with administrative charges for set-up of the contract, are recognized as revenue in accordance with generally accepted accounting policies at the time the contract is entered into. Also, all sales commissions paid relating to the obtaining of such contracts are recognized as expense when the revenue associated with such contract is recognized, rather than being deferred until fulfillment. On average with our members, the sale of the contract is approximately 13 years prior to fulfillment of our obligations.

     The portion of the pre-need contract relating to the cremation services to be performed in the future continues to be paid into Trust to support our obligations in accordance with State regulations and is released to the Company once the cremation services are performed. These receipts are not recognized in income until earned through the provision of the actual cremation.

     The change to a full delivery policy in the majority of our locations has affected the comparability of our 2003 operating results with the 2002 figures for all quarters presented.

Results of Operations

Three Months ended June 30, 2003 compared with the Three Months ended June 30, 2002

The following discussion compares our results of operations for the three months ended June 30, 2003 to our results of operations for the three months ended June 30, 2002.

Revenues

Total revenue was approximately $4,905,000 in the second quarter of 2003 compared with $3,115,000 for the second quarter of 2002, and increase of approximately $1,790,000.

The increase was attributable mainly to our delivering ownership and possession of purchased merchandise to our pre-need customers at the time of sale and recognizing in income the related proceeds and administrative handling charges commencing January 1, 2003 in all but three States. Under our previous merchandise delivery policy in effect in 2002, the merchandise was not delivered until the actual cremation services contracted for were performed, and therefore the revenue received was deferred. We recognized $1,983,000 in revenue on the sale of pre-need contracts in the three months ended June 30, 2003, which would have been deferred as to recognition if title and possession of the merchandise had not been delivered, as was the case in the comparative three months ended June 30, 2002. The number of pre-need contracts signed in the second quarter of 2003 was down 14%, which we attribute to the tension of war with Iraq resulting in unwillingness of people to make appointments with us to review our product, and the effect of a price increase we announced in December 2002.

Revenue from cremation services and previously deferred merchandise sales was $2,049,000 in the second quarter of 2003 compared with $2,125,000 in the second quarter of 2002, a decrease of 4%.

Travel plan revenue was $687,000 in the second quarter of 2003 compared with $ 746,000 in the second quarter of 2002, a decrease of $59,000 or 8%. We believe our members and prospective members have a diminished inclination to travel extensively due to global terrorist threats and world tensions of recent years. We do not consider it possible to determine whether this will be an on going trend affecting the sales of this revenue component, we do note that travel sales have trended towards 2002 levels recently.

Management and finance fee income was $135,000 in the second quarter of 2003 compared with $173,000 in the second quarter of 2002. This decrease of $38,000 or 22% is due to continuing reduced yields on our trust funds as a consequence of lower interest yield on maturing investments.


Costs and Expenses and Gross Profit

Direct costs and expenses relate to the providing of at-need and fulfillment cremation services, and the costs of travel plan premiums, and merchandise delivered. Total direct costs and expenses were approximately $1,040,000 for the three months ended June 30, 2003 compared with $1,333,000 for the second quarter of 2002.

We had reduced premium costs of approximately $78,000 for the second quarter of 2003 compared with the second quarter of 2002 due to our retaining a lower cost provider.

The cost of our cremation services decreased by $291,000 in the second quarter of 2003 compared with the same period of 2002. The majority of this decrease is attributable to increased operating efficiencies realized. The number of cremations we performed in the second quarter of 2003 was approximately 3% higher than in the second quarter of 2002.

Direct costs of merchandise increased by $80,000 due to our practice of delivering merchandise to pre-need contract holders in 2003.

Gross profit was $3,865,000 or 79% of total revenue in the three months ended June 30, 2003 compared with $1,782,000 or 57% of total revenue for the three months ended June 30, 2002. The increase in gross profit was due mainly to our being able to recognize revenue from the sale of merchandise now delivered under pre-need arrangements beginning January 1, 2003 as discussed above under the heading "Revenues".

Selling and obtaining costs

Selling and costs of obtaining pre-need arrangement contracts increased to $1,354,000 for the three months ended June 30, 2003 from $587,000 for the three months ended June 30, 2002, an increase of $767,000. Of this increase, $647,000 represents sales commissions now recognized immediately on the sale of pre-need contracts under our new merchandise policy. In previous fiscal periods, sales commissions were deferred along with the related merchandise revenue. We also incurred an additional $120,000 in selling and obtaining costs in the second quarter ended June 30, 2003 over the same period in 2002, attributable mainly to increased competition and costs of obtaining sales leads from potential customers in an uncertain economic period.

Operating Expenses

Salaries and payroll costs for the three months ended June 30, 2003 were $907,000 compared with $653,000 for the comparable period in 2002, an increase of $254,000 or 39%. The increased costs are attributable to our staffing two new locations in the second half of 2002. We also added management level staff at our corporate office during that period.

Stock based compensation increased to $104,000 in the second quarter of 2003 from $81,000 in the second quarter of 2002, an increase of $23,000 due to an increased portion of executive compensation payable in stock.

Professional fees were $129,000 for the three months ended June 30, 2003 compared to $198,000 for the three months ended June 30, 2002. The decrease is primarily due to our efforts to reduce our reliance on professional advisors by undertaking a number of administrative duties in-house for the second quarter of 2003.

Total operating expenses were $2,277,000 for the second quarter of 2003 compared with $1,950,000 for the second quarter of 2002. The increase in operating expenses of $327,000 or 17% relates primarily to the reasons described above.

Interest and finance expense

Interest expense was $482,000 in the three months ended June 30, 2003 compared with $616,000 for the comparable period of 2002, for a decrease of $134,000. Interest and finance expense decreased as a consequence of the restructuring of a number of long term liabilities during 2002.

Net Loss

Net loss was $248,000 ($0.05 per share) for the second quarter of 2003 compared with $1,371,000 ($0.35 per share) for the second quarter of 2002. The net loss relates to the reasons described above.


Six Months ended June 30, 2003 compared with the Six Months ended June 30, 2002.

     The following discussion compares our results of operations for the six months ended June 30, 2003 ("YTD 2003") to our results of operations for the six months ended June 30, 2002 ("YTD 2002").

Revenues

     Total revenue was approximately $9,684,000 for YTD 2003 compared with $5,892,000 for YTD 2002, an increase of approximately $3,792,000.

     The increase was attributable mainly to our delivering ownership and possession of purchased merchandise to our pre-need customers at the time of sale and recognizing in income the related proceeds and administrative handling charges commencing January 1, 2003 in all but three States. Under our previous merchandise delivery policy in effect in 2002, the merchandise was not delivered until the actual cremation services contracted for were performed and, therefore, the revenue received was deferred. The following table provides information related to the amount of revenue recognized to the total value of pre-need contracts obtained in the two periods:

                                                 Six Months Ended at June 30,
                                                  2003               2002
                                             --------------      --------------
Total pre-need contracts                        $4,714,000         $4,673,000

Deduct: Pre-need Contracts deferred
(Net of fulfillments)                            ($942,000)       ($4,673,000)
                                             --------------      --------------
Pre-need revenue recognized                     $3,772,000         $       --


     In the first six months of 2003 we recorded pre-need revenue of $3,772,000 compared with $-- for the comparable first six months of 2002, for an increase of $3,772,000.

     The number of pre-need contracts signed in YTD 2003 was down 14%, which we attribute to the tension of war with Iraq resulting in unwillingness of people to make appointments with us to review our product and the effect of a price increase we announced in December 2002. The gross value of pre-need contracts obtained was up 1% in YTD 2003 over YTD 2002, which is attributed to a higher per contract sales price.

     Revenue from cremation services and previously deferred merchandise sales was $4,118,000 in the six months ended June 30, 2003 compared with $4,061,000 in the six month ended June 30, 2002, an increase of $57,000 or 1%. The number of cremations we performed was up 7% in YTD 2003 over YTD 2002.

     Travel plan revenue was $1,385,000 in the six months ended June 30, 2003 compared with $1,484,000 in the six months ended June 30, 2002, a decrease of $99,000 or 7%. We believe this decrease was attributable to our members and prospective members diminished inclination to travel extensively due to global terrorist threats and world tensions of recent years. We cannot determine whether this will be an on going trend affecting the sales of this revenue component, however, we note that travel sales have trended towards 2002 levels recently.

     Management and finance fee income was $409,000 in YTD 2003 compared with $439,000 in YTD 2002. This decrease of $30,000 or 7% is due to continuing reduced yields on our trust funds as a consequence of lower interest yield on maturing investments.

Costs and Expenses and Gross Profit

     Direct  costs  and  expenses   relate  to  the  providing  of  at-need  and
fulfillment cremation services and the costs of travel plan premiums and pre-need merchandise delivered. Total direct costs and expenses were approximately $2,160,000 for the six months ended June 30, 2003 compared with $2,445,004 for the six months ended June 30, 2002, a decrease of $285,000.

     Travel plan premium costs were approximately $190,000 less for YTD 2003 compared with YTD 2002, due to fewer sales of travel plans during YTD 2003 compared with YTD 2002 and our selecting a lower cost provider.

     The cost of our cremation services decreased by $316,000 in the first six months of 2003 compared with the same period of 2002, or 15%. The majority of this decrease is attributable to increased operating efficiencies realized. The direct cost of cremation service in the six months ended June 30, 2003 was 53% of revenue, compared with 64% of revenue for the comparable period in 2002.

     Direct costs of merchandise increased by $221,000 due to our practice of delivering merchandise to pre-need contract holders in 2003.

     Gross profit was $7,524,000 or 78% of total revenue in the first six months of 2003 compared with 58% of total revenue for the first six months of 2002. The increase in gross profit was due mainly to the change in revenue mix arising from our ability to recognize revenue from the sale of merchandise now delivered under pre-need arrangements beginning January 1, 2003 as discussed above under the heading "Revenues".

Selling and Obtaining Costs

     Selling and costs of obtaining pre-need arrangement contracts increased to $2,570,000 in the six months ended June 30, 2003 from $1,090,000 for the six months ended June 30, 2002, an increase of $1,480,000. Of this increase, $1,260,000 represents sales commissions now recognized immediately on the sale of pre-need contracts under our new merchandise delivery policy. In previous fiscal periods, sales commissions paid were deferred along with the related merchandise revenue. We also incurred an additional $220,000 in selling and obtaining costs in YTD 2003 over YTD 2002, or an increase of 4% on all pre-need sales contracts due to increased competition and costs of obtaining sales leads from potential customers in an uncertain economic period.

Operating Expenses

     Salaries and payroll costs for the six months ended June 30, 2003 were $1,889,000 compared with $1,368,000 for the six months ended June 30, 2002, an increase of $512,000 or 38%. The increased costs are attributable to our staffing two new locations opened in the second half of 2002. We also added management level staff at our corporate office during that period.

     Stock based compensation increased to $323,000 in the YTD 2003 from $156,000 in YTD 2002, an increase of $167,000. This is mainly attributable to the value of $81,250 and $35,750 assigned to shares issuable under the terms of new employment and consulting agreements, and for services rendered by a Director and compensation committee member respectively.

     Amortization and depreciation expense was $105,000 and $132,000, respectively, for the six months ended June 30, 2003 and 2002. The decrease in amortization and depreciation expense resulted mainly from the cost of certain non-compete agreements being fully amortized at the end of the 2002 fiscal year, and therefore no longer subject to amortization.

     Professional fees were $223,000 for the six months ended June 30, 2003 compared to $373,000 for the six months ended June 30, 2002. The decrease of $150,000 or 40.2% is primarily due to our efforts to reduce our reliance on professional advisors by undertaking a number of administrative duties in-house during YTD 2003.

     Employee settlements expense was $296,000 in YTD 2003. There were no settlements to employees in the comparable 2002 period. The significant portion of the expense relates to the terms of a separation agreement with our former Chief Financial Officer under which his employment agreement was cancelled.

     Total operating expenses were $4,907,000 for the six months ended June 30, 2003 compared with $3,801,000 for the six months ended June 30, 2002. The increase in operating expenses of $1,106,000 or 29% relates primarily to the reasons described above.

Interest and Finance Expense

     Interest and finance expense was $1,019,000 in the first six months of 2003 compared with $1,116,000 for the same period in 2002, for a decrease of $96,000. Interest and finance expense decreased as a consequence of the restructuring of a number of long term liabilities during 2002. Net Loss

     We had an operating profit of $47,000 in the six month period ended June 30, 2003, compared to an operating loss of $1,443,900 for the same period in 2002. Net loss was $972,000 ($0.20 per share) for the six months ended June 30, 2003 compared with net loss of $2,559,000 ($0.84 per share) for the six months ended June 30, 2002. The net loss relates to the reasons described above.

Liquidity and Capital Resources

     This section should be read in conjunction with our consolidated financial statements included under Item 1., Financial Statements, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows provided by (Used In) Operations for the six months ended June 30, 2003 reconciles the net loss for the period of $972,469 to the net cash used in operating activities for the same period of ($121,169). There were no significant investing activities in the six months ended June 30, 2003. Financing activities in the quarter consisted of our raising $200,000 by a private placement issue of our stock, and the retirement of approximately $435,000 in acquisition debt and other long-term debt. Our cash position decreased by approximately

$364,000 in the six months ended June 30, 2003, from $776,000 at December 31, 2002 to $412,000 at June 30, 2003.

     At June 30, 2003 we had current assets of $2,611,000, offset by accounts payable and accrued liabilities of approximately $2,397,168. During the first six months of 2003, we improved our net working capital, calculated before current maturities of debt, by approximately $200,000. We had a working capital deficit of approximately $1,937,000 at June 30, 2003.

     Our only internal sources of liquid assets are cash flows from operations. We have no standby line of credit, nor have we been able to make arrangements for such line of credit. We have no external sources of liquid assets.

     The current portion of long-term debt of $2,150,847 includes $1,800,000, which was due on July 31, 2003 under the terms of promissory note issued in connection with our acquisition of the Neptune Group. See "Item 1". Business - Neptune Society Acquisitions - Neptune Group Acquisitions" in our Form 10 - K for year ended December 31, 2002 filed with the Securities Exchange Commission on May 1, 2003.

     Subsequent to June 30, 2003, by an agreement dated July 31, 2003 with Capex, LLP of Denver, Colorado, we borrowed $1,500,000 for the purposes of making the final payment of $1.8 million in acquisition debt related to its 1999 purchase of the Neptune Society business, the remaining $300,000 was paid from working capital. In connection with the debt financing, the Company also restructured its obligations under certain 13% Debentures in the aggregate principal amount of $5 million held by Capex and another debentureholder.

     This restructuring favorably amended the previous fixed charge coverage ratio obligation and cured certain possible conditions of default under the 13% Debentures. The restructured debentures, in the aggregate principal amount of $7.4 million, are repayable over the next four years, with the Company holding the right to prepay the debentures at any time without penalty.

     Amended payments of principal under the additional and restructured debentures are as follows:

                2008          $477,536
                2009        $1,680,371
                2010        $1,855,284
                2011        $2,516,860
                2012          $852,189
                            ----------
                            $7,382,240

     In addition to the $7,382,240 due under the restructured debentures described above, we also have the following long-term liabilities:

     o Convertible Debentures in the principal amount of $1.1 million, which are mandatorily convertible into shares of our common stock on March 31, 2004 at the price of $1.20 per share, unless we exercise our right to retire the debenture for cash with a premium payment of 50%; and

     o $450,000 payable in equal installments of $10,000 per month under the terms of a settlement agreement with our former Chief Financial Officer. In addition the upcoming maturities of $120,000 for the next twelve months under this agreement are included in current liabilities.

     We expect to satisfy these obligations from operational cash flow. In addition, we intend to finance any acquisitions or start-ups in 2003, if any, from operational cash flow, or a combination of operational cash flow and vendor financing. We have no material commitments for capital expenditures at this time.

ITEM 3: CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in its reports filed or submitted under the Securities Exchange Act of 1934, as amended.

     Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities

     Set forth below is a description of unregistered securities issued by the Company during the six months ended June 30, 2003.

     In February 2003, the Company granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 80,000 shares at a price of $0.70 per share, expiring February 1, 2006. The options vest on February 1, 2004. In March 2003, the Company granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 100,000 shares at a price of $0.70 per share, expiring on March 1, 2006. The options vest on March 1, 2004. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under
     Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, the Company issued 81,000 shares common stock at $0.65 per share in settlement of deferred compensation in the amount of $52,650 to three senior executives. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

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

     In February 2003, the Company issued 307,962 units, each unit consisting of one share of common stock and one warrant to acquire an additional share of common stock to 570421 BC, Ltd., a private company controlled by the family of an executive officer and director. The units were issued at $0.65 per unit, and the proceeds of $200,000 the Company received were used for working capital purposes. The warrants are exercisable at the price of $0.72 per share by February 19, 2004 and thereafter until February 19, 2005 at the price of $0.79 per share. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

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

     On April 30, 2003, the Company issued a total of 125,000 shares of common stock to five officers of the Company as signing bonus under the terms of their employment or consulting agreements with the Company. See "Item 11. Executive Compensation - Employment and Consulting Agreements Subsequent to December 31, 2002" in our Form 10 - K for year ended December 31, 2002 filed with the Securities Exchange Commission on May 1, 2003 for further information on these employment and consulting agreements. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     On May 29, 2003, the Company issued 107,751 shares of common stock at $0.65 per share in settlement of deferred compensation in the amount of $70,038 to our Chief Executive Officer. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     On May 31, 2003, the Company issued 43,039 shares of common stock at a price of $0.70 per share in settlement of accounts payable of $30,127. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     On June 18, 2003, the Company issued 2,118 shares of common stock at a price of $0.65 per share in consideration of compensation to an employee. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

Subsequent to June 30, 2003, the Company issued the following unregistered securities:

     On July 8, 2003, the Company issued 83,333 shares of Common Stock to Commerce Consulting Distribution AG, a non-U.S. person outside the United States. The shares were issued as a refinancing fee under the terms of a debenture purchase agreement dated March 27, 2002.

     On July 31, 2003, the Company issued 600,000 shares to the holders of its 13% debentures in consideration of restructuring fees. The Company also issued warrants for the purchase of a total of 1,666,667 shares up to July 31, 2008 at a price of $3.00 per share, with the number of shares subject to increase in connection with future equity issuances by the Company. The Company also extended the expiry date of 50,000 warrants previously issued to the debenture holders to July 31, 2008. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-K for the year ended December 31, 2002 under "Item 5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2002 is hereby incorporated by reference to this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual general meeting of shareholders was held on July 22, 2003 in Vancouver, British Columbia, Canada pursuant to the notice of annual meeting and proxy statement dated June 30, 2003. A total of 2,329,363 common shares of the Company were represented in person or by proxy at the annual meeting, consisting of approximately 45.8% of the total number of common shares of the Company outstanding on June 27, 2003, the record date for the annual general meeting.

Matters voted upon at the annual general meeting

Election of Directors

     The following persons were elected to serve as Directors until the next Annual General Meeting or until their retirement, resignation or removal. The following table sets forth the voting results(1) in the election:

                         Votes        Votes Cast
                        Cast for       Against         Votes
Nominee                 nominee        nominee        Withheld      Abstention
-------                 -------        -------        --------      ----------
Marco Markin           3,562,290        3,929            -             9,473

Matthew Hoogendoorn    1,824,416        6,666            -           202,838

Bryan Symington
    Smith              1,704,666        6,416            -           202,838

Brent Lokash           1,704,541        6,541            -           202,838


(1) The Company's shareholders are entitled to cumulative voting rights. A shareholder voting for the election of directors may cast a number of votes equal to the number of directors being elected times the number of shares held on the record date for a single nominee or divide them among nominees in any manner. The table reflects the cumulative votes cast by the Company's shareholders.


Appointment of Auditors

     At the annual general meeting, the shareholders ratified the appointment of Stonefield Josephson, Inc. as the Company's auditors for the fiscal year ending December 31, 2003 and approved the authorization of the directors to fix the remuneration of the auditors. The following table sets forth the information regarding the voting on the appointment of auditors:



  Votes         Votes Cast        Votes                         Broker
Cast for          Against        Withheld      Abstention      Non-votes
--------          -------        --------      ----------      ---------
2,357,984          7,449             -            346            3,000


     We filed with the Securities and Exchange Commission our proxy statement for the annual general meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on July 9, 2003, and we filed Amendment No.1 to the proxy statement on July 17, 2003.


ITEM 5. OTHER INFORMATION

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

        10.28(2)    Employment  Agreement  by and  between the Company and Marco
                    Markin

        10.29(2) Employment Agreement by and between the Company and David Schroeder

        10.30(2)    Eployment  Agreement  by and between the Company and Rodney
                    M. Bagley

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

        10.42(4)    Form of CapEx, L.P. Debenture Amendment

        10.43(4)    Form  of  D.H.  Blair  Investment  Banking  Corp.  Debenture
                    Amendment

        10.44(4)    Form of Warrant Amendment

        10.45(5)    Form of Debenture

        10.46(8) Employment Agreement by and between the Company and Douglas Irving

        Exhibit
        Number            Description
        ------            -----------
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

        10.49(8)    Employment  Agreement  by and  between  the Company and Gary
                    Harris

        10.50(8) Employment Agreement by and between the Company and Matthew Markin

        10.51(8) Employment Agreement by and between the Company and Matthew Hoogendoorn

        10.52(8) Amendment to Employment Agreement by and between the Company and Marco Markin

        10.53 Debenture Purchase and Amendment Agreement effective as of July 31, 2003 by and between The Neptune Society, Inc., CapEx, L.P. and D.H. Blair Investment Banking Corp.

        10.54 Form of Amended and Restated Debenture dated July 31, 2003 issued to CapEx, L.P. in the principal amount of $5,029,344

        10.55 Form of Amended and Restated Debenture dated July 31, 2003 issued to D.H. Blair Investment Banking Corp. in the principal amount of $2,352,896

        10.56       Form of Warrant issued to CapEx, L.P.

        10.57       Form of  Warrant  issued to D.H.  Blair  Investment  Banking
                    Corp.

        10.58       Form of Security Agreement

        31.1 Section 302 Certificates of Chief Executive Officer and Chief Financial Officer

        32.2 Section 906 Certificates of Chief Executive Officer and Chief Financial Officer

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


                                       THE NEPTUNE SOCIETY, INC.
                                       (Registrant)


Date: August 19, 2003                  By: s/ Marco Markin
                                           ------------------------------------
                                           Marco Markin
                                           Chief Executive Officer




Date: August 19, 2003                  By: /s/ Matthew Hoogendoorn
                                           ------------------------------------
                                           Matthew Hoogendoorn
                                           Chief Financial Officer