Form 10QSB
period 2003-09-30
NEPTUNE SOCIETY INC/FL
filed 2003-11-14
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to _________

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


State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: November 12, 2003: 5,773,205 shares of common stock

Traditional Small Business Disclosure Format (Check One): Yes ___   No X

                            THE NEPTUNE SOCIETY, INC
                                  FORM 10 - QSB
                               September 30, 2003

                                TABLE OF CONTENTS

                                                                          PAGE

PART I.           INTERIM FINANCIAL INFORMATION                             2

     Item 1.      Financial Statements                                      2

     Item 2.      Management Discussion and Analysis of Financial
                  Conditions And Results of Operations                      9

     Item 3.      Controls and Procedures                                  17

PART II.          OTHER INFORMATION                                        17

     Item 1.      Legal Proceedings                                        17

     Item 2.      Changes in Securities                                    17

     Item 3.      Defaults Upon Senior Securities                          20

     Item 4.      Submission of Matters to a Vote of Security Holders      20

     Item 5.      Other Information                                        20

     Item 6.      Exhibits and Reports on Form 8-K                         20

     Signatures                                                            24

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

     We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to:

     o our ability to manage an increasing number of sales offices and crematories,

     o our ability to retain key management personnel and to continue to attract and retain skilled crematory management personnel,

     o the effect of state and federal regulations on the death care and pre-need cremation service industry,

     o changes in the death rate or deceleration of the trend towards cremation,

     o availability and cost of capital to finance our growth and meet our capital requirements,

     o    our ability to meet our obligations as they become due, and

     o general economic conditions that affect the death care and pre-need cremation service industry.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

     Our management has included projections and estimates in this report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.

     We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                     PART I. INTERIM FINANCIAL INFORMATION

Item 1.  Financial Statements

                              NEPTUNE SOCIETY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        September 30, 2003       December 31, 2002
                                                                        ------------------       -----------------
                                                                            (Unaudited)              (Audited)
                    ASSETS                                                       $                       $
Current assets:
  Cash                                                                           412,175                 775,966
  Accounts receivable, net                                                     1,945,670               1,818,162
  Prepaid expenses and other current assets                                      129,456                 106,642
                                                                        ------------------       -----------------
        Total current assets                                                   2,487,301               2,700,770
                                                                        ------------------       -----------------
Accounts receivable, net - non current                                           226,444                 252,305

Property and equipment, net                                                      344,743                 520,759

Names and reputations                                                         24,406,031              24,397,696

Deferred financing costs                                                         836,698                 810,347

Deferred charges and other assets                                              6,933,671               6,963,738
                                                                        ------------------       -----------------
                                                                              35,234,888              35,645,615
                                                                        ==================       =================
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                     2,290,180               2,688,839
  Current portion of long-term debt                                            1,331,202               2,357,265
                                                                        ------------------       -----------------
          Total current liabilities                                            3,621,382               5,046,104
                                                                        ------------------       -----------------
Notes payable                                                                  7,290,439               6,754,965
                                                                        ------------------       -----------------
Other long-term liabilities                                                      420,000                 389,662
                                                                        ------------------       -----------------
Deferred pre-need revenues                                                    19,705,281              19,702,742
                                                                        ------------------       -----------------
Liabilities to be settled by issue of shares                                     317,600                 260,525
                                                                        ------------------       -----------------
Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                                         -                       -
  Common stock, $.001 par value, 75,000,000 shares authorized,
    5,773,205 and 4,280,423 shares issued and outstanding at
    September 30, 2003 and December 31, 2002 respectively                          5,773                   4,280
  Additional paid-in capital                                                  32,219,889              31,072,881
  Accumulated deficit                                                        (28,345,476)            (27,585,544)
                                                                        ------------------       -----------------
           Total stockholders' equity                                          3,880,186               3,491,617
                                                                        ------------------       -----------------
                                                                              35,234,888              35,645,615
                                                                        ==================       =================



See accompanying notes to the consolidated financial statements

                              NEPTUNE SOCIETY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      THREE MONTHS ENDED                            NINE MONTHS ENDED
                                            September 30, 2003   September 30, 2002     September 30, 2003   September 30, 2002
                                            ------------------   ------------------     ------------------   ------------------
                                               (Unaudited)          (Unaudited)            (Unaudited)          (Unaudited)
                                                   $                      $                      $                   $
Revenue
   Services and merchandise                    4,940,650              2,562,381            14,215,563           8,015,748
   Management and finance fees                   204,182                216,237               613,212             655,121
   Insurance commissions                         239,862                      -               239,862                   -
                                            ------------------   ------------------     ------------------   ------------------
                   Total revenue               5,384,694              2,778,618            15,068,637           8,670,869
                                            ------------------   ------------------     ------------------   ------------------
Costs and expenses                               999,200                807,856             2,805,276           2,503,330

Gross profit                                   4,385,494              1,970,762            12,263,361           6,167,539

Sales commissions and obtaining  costs         1,551,647                789,420             4,373,389           2,080,666

Operating Expenses
      Salaries and payroll costs               1,121,393              1,192,108             3,112,143           3,108,732
      Compensation-stock based                   102,300                 81,243               425,277             237,301
      Premises rent and utilities                159,140                167,365               607,990             530,215
      Insurance                                   98,592                 51,576               356,540             248,935
      Communications                             157,726                166,140               373,170             299,983
      Other operating services and supplies      313,114                598,867             1,461,397           1,676,698
      Amortization and depreciation               78,339                 72,107               184,059             203,897
      Professional fees                          136,610                153,388               359,294             526,469
      Employee settlements                         9,894                                      306,378
                                            ------------------   ------------------     ------------------   ------------------
                   Total operating expenses    2,177,108              2,482,794             7,186,248           6,832,230
                                            ------------------   ------------------     ------------------   ------------------
Operating profit (loss)                          656,739             (1,301,452)              703,724          (2,745,357)

      Interest and finance expense               444,203                531,684             1,463,656           1,647,273
                                            ------------------   ------------------     ------------------   ------------------
Net income (loss) for the period                 212,537             (1,833,136)             (759,932)         (4,392,630)
                                            ==================   ==================     ==================   ==================
Net income (loss) per share -
Basic                                               0.04                  (0.45)                (0.15)              (1.29)
Diluted                                             0.03                  (0.45)                (0.15)              (1.29)

Weighted average numbers of shares -
Basic                                          5,573,205              4,077,251             5,053,928           3,394,493
Diluted                                        6,177,205              4,077,251             5,053,928           3,394,493



        See accompanying notes to the consolidated financial statements.

                              NEPTUNE SOCIETY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED
                                                                 -----------------------------------------
                                                                 September 30, 2003     September 30, 2002
                                                                 ------------------     ------------------
                                                                     (Unaudited)            (Unaudited)
Cash flows provided by (used in)

Operating Activities
Net loss for the period                                               (759,932)            (4,392,630)
Adjustments to reconcile net loss to
     net cash provided by operating activities:
          Depreciation and amortization                                184,059                203,897
          Accretion of discount on notes payable                       129,946                 93,045
          Non-cash interest and amortization of deferred
               finance costs                                           607,267                951,189
          Stock compensation                                           129,375                237,301
          Compensation expense to be settled by stock                  398,304
          Compensation expense deferred                                150,338
          Changes in operating assets and liabilities:
          Accounts receivable                                         (101,647)              (541,335)
          Prepaid expenses and other current assets                    (22,814)                12,322
          Deferred financing costs                                     (36,000)
          Deferred charges and other assets                             30,067             (2,269,456)
          Accounts payable and accrued liabilities                    (398,659)               371,051
          Deferred pre-need revenues                                     2,539              5,880,402
                                                                 ------------------     ------------------
           Net cash provided by operating activities                   312,843                545,786
                                                                 ------------------     ------------------
Investing activities
     Acquisitions, net of cash acquired - Description?                  (8,335)               (10,240)
     Purchase of property and equipment                                 (8,042)              (115,271)
                                                                 ------------------     ------------------
           Net cash used in investing activities                       (16,377)              (125,511)
                                                                 ------------------     ------------------
Financing activities
     Proceeds of common stock issued                                   200,000              1,500,000
     Payments on notes payable                                        (860,257)            (1,820,129)
     Proceeds from issuance of debt, net                                                      200,000
                                                                 ------------------     ------------------
           Net cash used in financing activities                      (660,257)              (120,129)
                                                                 ------------------     ------------------
(Decrease) increase in cash in the period                             (363,791)               300,146
                                                                 ------------------     ------------------
Cash, beginning of period                                              775,966                213,219
                                                                 ------------------     ------------------
Cash end of period                                                     412,175                513,365
                                                                 ==================     ==================


         See accompanying notes to the consolidated financial statements


Supplemental disclosure of cash flow information

   Cash paid during the period for Interest                            890,328                603,039

Non-cash investing and financing activities in the period

   Acquisition debt refinanced with other long term debt            1,500,000

   Discount on debenture payable                                                              280,000
   Accrued liabilities settled by issuance of stock                                           796,342

   Stock issued on conversion of debentures                                                    75,000
   Stock issued to settle deferred compensation                       311,102
   Stock issued in payment of accrued interest on notes payable        41,230                 116,035

   Stock issued in settlement of accounts payable                      30,127
   Stock and stock purchase warrants issued as refinancing fees       436,667


         See accompanying notes to the consolidated financial statements

                              NEPTUNE SOCIETY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

     In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

(2)  Liquidity

     At September 30, 2003, the Company had current assets of approximately $2,487,000 offset by current liabilities of approximately $3,621,000, for a working capital deficiency of $1,134,000. We project we will realize sufficient cash from operating activities over the upcoming 12 months to satisfy in full our existing obligations as they fall due.

(3)  Comparative Figures

     On January 1, 2003 the Company implemented a full merchandise delivery policy for new pre-need contracts sold in all locations except in three States where merchandise delivery under pre-need contracts is not permitted. The effect of this revised business practice is that all revenue relating to merchandise sold and delivered and administrative fees charged under pre-need contracts is recognized as revenue at the time the pre-need contracts are sold in all locations except in those three States. For the comparative three and nine month periods ended September 30, 2002, the Company's merchandise sales policy did not meet the revenue recognition criteria under generally accepted accounting principles, and accordingly merchandise sales revenue was deferred together with the related sales commissions paid, until the cremations service was provided.

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

     Certain of the figures for the comparative three and nine month periods ended September 30, 2002 have also been reclassified to conform to the presentation adopted for the current fiscal quarter.

(4)  Debt Financing and Restructuring of 13.0% Debentures

     By an agreement dated July 31, 2003 with Capex, LLP of Denver, Colorado, the Company borrowed $1,500,000 for the purpose of making a portion of the final payment of $1.8 million in acquisition debt related to its 1999 purchase of the Neptune Society business. The remaining $300,000 was paid from working capital. In connection with the debt financing, the Company also restructured its obligation under the 13% Debentures held by Capex and another debenture holder.

     This restructuring favorably amended the previous fixed charge coverage ratio obligation and cured certain possible conditions of default under the debentures. The restructured debentures, in the aggregate principal amount of $7.4 million, are repayable over the upcoming four years, with the Company holding the right to prepay the debentures at any time without penalty.

     Amended payments of principal under the additional and restructured debentures are as follows, for the year ended December 31:

                2003        $390,072
                2004      $1,680,371
                2005      $1,855,284
                2006      $2,502,028
                2007        $910,993
                          -----------
                          $7,338,748
                          ===========

     The company issued 600,000 shares of its stock to the lenders as a refinancing fee. A term of the refinancing was the replacement of the conversion rights of the original debentures, whereby the lender could convert the debt into stock at a price of $3.00 per share until February 24, 2005, into detached warrants for the purchase of the same number of shares at the same price for a period of 5 years. The value of the shares and warrants issued ($420,000 and $16,667 respectively) were recorded to deferred financing costs and are being amortized to operations over the extended maturity of the financing.

(5)  Stockholder's Equity

     (a) Stock Issued during the Nine Months Ended September 30, 2003:

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

          63,432 shares were issued at $0.65 to the holders of 13% Convertible Debentures in payment of accrued interest of $41,230. The note holders subscribed for the shares under pre-emptive rights granted under the
     Debentures, entitling them to participate proportionately in stock issuances by the Company.

          215,501 shares were issued to an executive officer in settlement of $140,075 of deferred compensation owing to him for the 2002 and prior years.

          182,118 shares in total were issued to officers and directors in consideration of compensation expense for the current six month period. The shares were recorded at an aggregate value of $118,377.

          43,039 shares in total were issued in settlement of accounts payable of $30,127.

          600,000 shares were issued as a refinancing fee in connection with the Capex, LLP debt financing completed July 31, 2003 (Note 4). The shares were recorded at a value of $420,000.

     (b) Stock options and grants in the nine month period ended September 30, 2003.

          Stock options were granted to five officers of the Company to acquire up to a total of 180,000 shares at a price of $0.70 per share. Options to acquire 150,000 shares at a price of $0.65 per share for a three year period were granted to the Company's CEO. The stock options vest after one year.

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

             Expected life -- 3 Years
             Risk - free interest rate -- 1.5%
             Dividend yield -- -0-
             Volatility -- 21%

     This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumption can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

     For purpose of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The company's pro forma information is as follows:

          Net loss as reported                                 $ (759,932)
          Compensation recognized under APB 25                      0
          Compensation expense under SFAS 123                     (7,721)
                                                               -----------
          Pro forma net loss                                   $ (767,653)
                                                               ===========


(6)  Employment and Consulting Agreements - changes in the period

     The present employment agreement of the Company's President/CEO was extended through December 31, 2007, with provision for conversion of deferred compensation owing into common stock at a price equal to fair market value less 10%.

     The Company entered into agreements to retain the services of five key officers and executives through January and February 2006. The agreements, which are substantially similar, provide for total annual base salaries of $721,000 in each of the upcoming 3 years, with minimum annual bonuses averaging 19% of base salaries, such bonuses payable in stock or cash at the option of the Board of Directors. The Company may terminate each of the agreements by the payment of 4 to 6 months' salary.

     An existing agreement in effect with an executive of the Company, for a base salary of $144,000 per annum, was replaced under the above.

     The Company has entered into a separation agreement with its former Chief Financial Officer, under which his employment agreement was cancelled. The agreement requires the payment of a total of $600,000 in equal monthly payments, over a five year period, beginning April, 2003. The Company had previously made provisions for deferred compensation and related costs, totaling approximately $405,000, in the 2001 and 2002 years with respect to the former officer's services. The separation agreement also provides for a final conditional payment of $100,000 if the Company has net free cash of at least $1,000,000 after all normal operating expenses for the final year of the agreement. There is also provision for the acceleration of payments in the event of certain specified events, such as a change of control of the Company, sale of substantially all of the Company's assets, sale of a location, or payment of dividends to stockholders.

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

     A Neptune Society pre-need plan consists of the following:

     Merchandise: At the time of sale, we deliver a Neptune Society Information Book, personalized Neptune Society registration portfolio, membership card and specially designed Neptune Society urn.

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

New Sales Policy for Pre-need Merchandise Sales

     From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of 2001), our pre-need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were, accordingly, not taken into account until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles.

     Effective January 1, 2003, we implemented a full merchandise delivery policy for new pre-need arrangement contracts sold in all locations, except in the States of Florida, Illinois and New York. In all states except Florida, Illinois and New York, we now irrevocably deliver to the purchaser at the time of sale, all the merchandise purchased in connection with the contract. The effect of this revised business practice is that the selling price of all merchandise sold in connection with pre-need contracts, together with administrative charges for set-up of the contract, are recognized as revenue in accordance with generally accepted accounting policies at the time the contract is entered into. Also, all sales commissions paid relating to the obtaining of such contracts are recognized as expense when the revenue associated with such contract is recognized, rather than being deferred until fulfillment (the time the cremation services are performed).

     The portion of the pre-need contract relating to the cremation services to be performed in the future continues to be paid into trust to support our obligations in accordance with applicable state regulations and is released to the Company once the cremation services are performed. These receipts are not recognized in income until earned through the provision of the actual cremation.

     The change to a full delivery policy in the majority of our locations has affected the comparability of our 2003 operating results with the 2002 figures for all quarters presented.

Results of Operations

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

     Revenue

     Total revenue was $5,385,000 in the third quarter of 2003 compared with $2,779,000 for the third quarter of 2002, an increase of approximately $2,606,000.

     The increase is attributable mainly to our delivering ownership and possession of purchased merchandise to our pre-need customers at the time of sale and recognizing in income the related proceeds and administrative handling charges, commencing January 1, 2003, in all of the states in which we offer pre-need contracts, except for Florida, Illinois and New York. Under our previous merchandise delivery policy in effect in 2002, the merchandise was not delivered until the actual cremation services were performed, and therefore, the revenue received was deferred until the cremation services were provided. We recognized $2,137,000 in revenue on the sale of pre-need contracts in the three months ended September 30, 2003, which would have been deferred as to recognition if title and possession of the merchandise had not been delivered, as was the case in the comparative three months ended September 30, 2002. The number of pre-need contracts signed in the third quarter of 2003 was down 10%, which we attribute to increased competition and a sales price increase effective January 1, 2003.

     Revenue from cremation services and previously deferred merchandise sales was $2,123,000 in the third quarter of 2003, a decrease of 3% from the comparable quarter in 2002. Our volume of cremation cases was 12% higher in the third quarter of 2003 compared with the third quarter of 2002. We anticipate that per case revenue for cremation cases will remain below 2002 levels due to increased competition in the death care industry, which has reduced the number of full price cremations we perform. Further, since we began delivering merchandise at the point of sale for pre-need contracts and recognizing merchandise related revenue at that point, beginning January 1, 2003, the amount of revenue recognized at the time of cremation in future pre-arranged fulfillments will be proportionately reduced. This will have an increased impact as our pre-need fulfillments, which represent approximately 50% of all the cremations we perform, are increasingly derived from 2003 and later pre-arranged contracts.

     Travel plan revenue was $681,000 in the third quarter of 2003 compared with $747,000 in the third quarter of 2002, a decrease of 9%. We believe our members and prospective members have a diminished inclination to travel internationally due to global terrorist threats and world tensions of recent years, which resulted in a decline in travel plan sales. We do not consider it possible to determine whether this will be an ongoing trend affecting this revenue component.

     Management and finance fee income was relatively constant for the third quarter of 2003 as compared to the same period in 2002.

     We received approximately $240,000 in commissions on the conversion of certain pre-arranged trust funds to insurance products in the third quarter of 2003. We believe that the choice of providing for pre-arranged cremations by means of an insurance policy, naming us as the beneficiary, is a popular alternative to the traditional trusting arrangements in the death care industry. In the past, we relied exclusively on the traditional trust fund alternative in satisfying our future funding obligations under our pre-need arrangements. We anticipate that we will continue to convert our pre arranged trusts to insurance policies in circumstances where there are benefits identified for both the contract holder and ourselves, and that we will earn conversion commissions whenever existing and new trusts are converted.

     Costs and Expenses and Gross Profit

     Direct costs and expenses relate to the providing of at-need and fulfillment cremation services, the cost of travel plan premiums, and the cost of merchandise delivered. Total direct costs and expenses were approximately $999,000 for the three months ended September 30, 2003 compared with $808,000 for the third quarter of 2002, an increase of $191,000 or 23%.

     The majority of the increase was due to increased cost of merchandise, as we commenced delivering merchandise to new pre-need contract purchasers effective January 1, 2003. There were no material changes in the total cost of travel plan premiums.

     Increased operating efficiencies allowed us to increase the number of cremations we performed by 12% in the three months ended September 30, 2003, compared with the same period in 2002, without increasing our total direct costs and expenses.

     Gross profit was approximately $4,385,000 or 81% of total revenue for the three months ended September 30, 2003, compared with $1,971,000 or 71% of total revenue for the three months ended September 30, 2002. The increase in gross profit realized was due mainly to our ability to recognize revenue from the sale of merchandise which we began delivering at the time of sale beginning January 1, 2003, as discussed under the heading "Revenue," above.

     Sales Commissions and Obtaining Costs

     Sales commissions and costs of obtaining pre-need arrangement contracts increased to approximately $1,552,000 for the three months ended September 30, 2003 from $789,000 for the three months ended September 30, 2002, an increase of $763,000. Substantially, all of this increase relates to the matching of expenses to the same time period as the related revenue is recognized. Prior to 2003, sales costs directly related to contracts sold would be deferred together with the contract revenue to be recognized on fulfillment (provision of the cremation service). Commencing in 2003, we now recognize revenue from merchandise and administrative services at the time of sale, and accordingly, commissions and other costs of obtaining the sale are also fully recognized at the time of sale. Sales commissions and obtaining costs also increased marginally in 2003 over 2002 due to increased competition and the costs of obtaining sales leads.

     Operating Expenses

     Salaries and payroll costs for the third quarter of 2003 were approximately $1,121,000 compared with approximately $1,192,000 for the comparable period in 2002, a decrease of $71,000 or 6%. The decrease is mainly attributable to our ongoing efforts to increase production without adding additional personnel.

     Other operating services and supplies were $313,000 in the three months ended September 30, 2003 compared with $599,000 for the same period in 2002, a decrease of $286,000 due to our cost reduction efforts.

     All  other  operating   expenses  were   materially   consistent  over  the
comparative third quarters of 2003 and 2002.

     Total operating expenses were approximately $2,177,000 for the third quarter of 2003 compared with $2,483,000 for the third quarter of 2002. The net decrease in operating expenses of $305,000 relates to the reasons described above.

     Interest and Finance Expense

     Interest and finance expense was $444,000 for the three months ended September 30, 2003 compared with $532,000 for the comparable period in 2002, a decrease of $88,000. Interest and finance expense decreased as a consequence of the restructuring of a number of long term liabilities during 2002 and 2003. See "Liquidity and Capital Resources."

     Net income (loss)

     Net income for the three months ended September 30, 2003 was $213,000 ($0.04 per share) compared with a loss of $1,833,000 ($0.45 per share) for the three months ended September 30, 2002. The net income relates to the reasons described above.

Nine Months ended September 30, 2003 compared with the Nine Months ended September 30, 2002

     The following discussion compares our results of operations for the nine months ended September 30, 2003 (YTD 2003) to our results of operations for the nine months ended September 30, 2002 (YTD 2002).

     Revenue

     Total revenue was approximately $15,068,637 for YTD 2003 compared with $8,670,869 for YTD 2002, an increase of approximately $6,400,000.

     The increase is attributable mainly to our delivering ownership and possession of purchased merchandise to our pre-need customers at the time of sale and recognizing in income the related proceeds and administrative handling charges commencing January 1, 2003, in all of the states in which we offer pre-need contracts, except for Florida, Illinois and New York. Under our previous merchandise delivery policy in effect in 2002, the merchandise was not delivered until the actual cremation services were performed, and therefore the revenue received was deferred until the cremation services were performed. We recognized $5,863,000 in revenue on the sale of pre-need contracts in the nine months ended September 30, 2003 which would have been deferred as to recognition if title and possession of the merchandise had not been delivered, as was the case in the comparative nine months ended September 30, 2002.

     The value of pre-need contracts sold, both recognized as revenue currently and deferred, was 11% higher in YTD 2003 compared with YTD 2002. We attribute this to the sales price increase effective January 1, 2003 and increased sales in the new locations added in 2002. The number of pre-need contracts sold YTD 2003 compared with YTD 2002 was down 13%, which we attribute to slow sales in the first six months of 2003 due to the tension of war with Iraq resulting in unwillingness of people to make appointments with us to review our product.

     Revenue from cremation services and previously deferred merchandise sales was $6,235,000 for YTD 2003, which was, in all material respects, the same as YTD 2002. Our volume of cremation cases was 9% higher for the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. We anticipate that the per case revenue for cremation cases will remain below 2002 levels due to increased competition in the death care industry, which has reduced the number of full price cremations we perform. Further, since we began delivering merchandise at the point of sale for pre-need contracts beginning January 1, 2003 and recognizing merchandise related revenue at that point, the amount of revenue recognized at the time of cremation in future pre-arranged fulfillments will be proportionately reduced. This will have an increased impact in the future as our fulfillments, which represent approximately 50% of all the cremations we perform, are increasingly derived from 2003 and later pre-arranged contracts.

     Travel plan revenue was $2,080,000 for the nine months of 2003 compared with $2,226,000 for the same period in 2002, a decrease of $145,000 or 7%. We believe our members and prospective members have a diminished inclination to travel internationally due to global terrorist threats and world tensions of recent years, which resulted in a decline in travel plan sales. We do not consider it possible to determine whether this will be an ongoing trend affecting this revenue component.

     Management and finance fee income was relatively constant for YTD 2003 compared with YTD 2002.

     We received approximately $240,000 in commissions on the conversion of certain pre-arranged trust funds to insurance products in YTD 2003 (YTD 2002:
Nil). We believe that the choice of providing for pre arranged cremations by means of an insurance policy naming us as the beneficiary is a popular alternative to the traditional trusting arrangements in the death care industry. In the past, we relied exclusively on the traditional trust fund alternative.

     We anticipate that we will continue to convert our pre arranged trusts to insurance policies in circumstances where there are benefits identified for both the contract holder and ourselves, and that we will earn conversion commissions whenever existing and new trusts are converted.

     Costs and Expenses and Gross Profit

     Direct costs and expenses relate to the providing of at-need and fulfillment cremation services, the cost of travel plan premiums, and the cost of merchandise delivered. Total direct costs and expenses were approximately $2,805,000 for the nine months ended September 30, 2003 compared with $2,503,000 for the nine months ended September 30, 2002, an increase of $302,000 or 12%.

     Premium costs associated with travel plan sales were approximately $158,000 lower for YTD 2003 compared with YTD 2002, due to decreased sales of travel plans in 2003 and our selection of a lower cost provider.

     Direct costs of merchandise increased by approximately $291,000 as we commenced delivering merchandise to pre-need contract purchasers in 2003.

     The cost of our cremation services increased overall by $169,000 for the first nine months of 2003 compared with the same period in 2002, along with a 9% increase in the number of cremations performed.

     Gross profit was $12,263,000 or 81% of total revenue for the nine months ended September 30, 2003, compared with $ 6,168,000 or 71% of total revenue for the nine months ended September 30, 2002. The increase in gross profit realized was due mainly to our ability to recognize revenue from the sale of merchandise which we began delivering at the time of sale beginning January 1, 2003, as discussed above under the heading "Revenue".

     Sales Commissions and Obtaining Costs

     Sales commissions and costs of obtaining pre-need arrangement contracts increased to $4,373,000 for the nine months ended September 30, 2003 from $2,081,000 for the nine months ended September 30, 2002, an increase of
$2,292,000. Substantially all of this increase relates to the matching of expenses to the same time period as the related revenue is recognized. Prior to 2003, sales costs directly related to contracts sold would be deferred together with the contract revenue, to be recognized on fulfillment (provision of the cremation service). Commencing in 2003, revenue from merchandise and administrative services is recognized at the time of sale, and accordingly, commissions and other costs of obtaining the sale are also fully recognized at the time of sale. Sales commissions and obtaining costs also increased marginally in 2003 over 2002 due to increased competition and the costs of obtaining sales leads.

     Operating Expenses

     Stock based compensation increased to $425,000 for YTD 2003 from $237,000 for YTD 2002, an increase of $188,000. This is mainly attributable to the value of shares issued under the terms of new employment and consulting agreements and for services paid by issuing shares of our common stock.

     Insurance costs increased by approximately $107,000 in YTD 2003 over YTD 2002 as a result of the events of 9-11 and the related increase in risk premiums charged by our insurance carriers. We continue to face increased insurance costs as existing policies come up for renewal.

     Professional fees were reduced approximately $167,000 for YTD 2003 compared with YTD 2002, as a result of our efforts to reduce our reliance on outside professionals by undertaking more administrative duties in-house in 2003.

     We had  employee  settlement  expenses  of  $306,000 in YTD 2003 (YTD 2002:
Nil). Substantially, this entire amount relates to the terms of a separation agreement with our former Chief Financial Officer under which his employment agreement was cancelled.

     Total operating expenses were $7,186,000 for the nine months ended September 30, 2003 compared with $6,832,000 for the nine months ended September 30, 2002. The net increase in operating expenses of $354,000 relates to the reasons described above.

     Interest and Finance Expense

     Interest and finance expense was $1,464,000 for the nine months ended September 30, 2003 compared with $1,647,000 for the comparable period in 2002, a decrease of $183,000. Interest and finance expense decreased as a consequence of the restructuring of a number of long term liabilities during 2002 and 2003. See "Liquidity and Capital Resources."

     Net (loss)

     Net loss for the nine months ended September 30, 2003 was $760,000 ($0.15 per share) compared with a loss of $4,393,000 ($1.29 per share) for the nine months ended September 30, 2002. The net loss relates to the reasons described above.

     Liquidity and Capital Resources

     This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial statements, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows provided by Operating Activities for the nine months ended September 30, 2003 reconciles the net loss for the period of ($759,932) to the net cash provided by operating activities of $312,843. There were no significant investing activities in the nine months ended September 30, 2003. Financing activities in YTD 2003 consisted of our raising $200,000 by a private placement issue of our stock, and the retirement of approximately $860,000 in long term debt. Our cash position decreased by approximately $364,000 in the nine months ended September 30, 2003 from $776,000 at December 31, 2002, to $412,000 at September 30, 2003.

     At September 30, 2003, we had current assets of $2,487,000 and current liabilities of $3,621,000, for a working capital deficiency of $1,134,000. We project we will realize sufficient cash from operating activities over the upcoming 12 months to satisfy in full our existing obligations as they become due.

     We have no standby line of credit, nor have we been able to make arrangements for such line of credit. We have no external sources of liquid assets.

     By an agreement dated July 31, 2003 with Capex, LLP of Denver, Colorado, we borrowed $1,500,000 for the purpose of making a portion of the final payment of $1.8 million in acquisition debt related to our 1999 purchase of the Neptune Society business. The remaining $300,000 was paid from working capital. In connection with the debt financing, we also restructured our obligation under the 13% Debentures held by Capex and another debenture holder. This restructuring favorably amended the previous fixed charge coverage ratio obligation and cured certain possible conditions of default under the debentures. The restructured debentures, in the aggregate principal amount of $7.4 million, are repayable over the next four years. See Note 4 to our Consolidated Financial Statements for September 30, 2003. We have the right to prepay the debentures at any time without penalty.

     In addition to the $7.4 million due under the restructured debentures described above, we also have the following long-term liabilities:

     o Convertible Debentures in the principal amount of $1.1 million, which are mandatorily convertible into shares of our common stock on March 31, 2004 at the price of $1.20 per share, unless we exercise our right to retire the debentures for cash with a premium payment of 50%; and

     o $540,000 payable in equal installments of $10,000 per month under the terms of a settlement agreement with our former Chief Financial Officer.

     We expect to satisfy these obligations from operational cash flow. In addition, we intend to finance any acquisitions or start-ups in 2003 and 2004 from operational cash flow, or a combination of operational cash flow and vendor financing.

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


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes In Securities

     Recent Sales of Unregistered Securities

     Set forth below is a description of unregistered securities issued by the Company during the nine months ended September 30, 2003.

     In February 2003, the Company granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 80,000 shares at a price of $0.70 per share, expiring February 1, 2006, and 150,000 shares at a price of $0.65 per share expiring February 24, 2006. The options vest on February 1, 2004. In March 2003, the Company granted options under the 2002 Stock Option Plan to certain senior executives to acquire up to 100,000 shares at a price of $0.70 per share, expiring on March 1, 2006. The options vest on March 1, 2004. These securities were issued in private transactions pursuant to exemptions from the registration requirements available under
     Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, the Company issued 81,000 shares of common stock at $0.65 per share in settlement of deferred compensation in the amount of $52,650 to three senior executives. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

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

     In February 2003, the Company issued 307,962 units, each unit consisting of one share of common stock and one warrant to acquire an additional share of common stock to 570421 BC, Ltd., a private company controlled by the family of an executive officer and director. The units were issued at $0.65 per unit, and the proceeds of the $200,000 the Company received were used for working capital purposes. The warrants are exercisable at the price of $0.72 per share by February 19, 2004 and thereafter until February 19, 2005 at the price of $0.79 per share. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     In February 2003, the Company issued 23,810 units at $0.65 per unit, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional common share at $0.72 per share until February 19, 2004 and $0.79 per share until February 19, 2005. The units were issued pursuant to the exercise of preemptive rights, and the consideration for the units was paid by canceling deferred interest payable to the holders of the preemptive rights in the amount of $15,476. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4 (2) of the Securities Act of 1933, as amended.

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

     On April 30, 2003, the Company issued a total of 125,000 shares of common stock to five officers of the Company as a signing bonus under the terms of their employment or consulting agreements with the Company. See "Item 11. Executive Compensation - Employment and Consulting Agreements Subsequent to December 31, 2002" in our Form 10 - K for the year ended December 31, 2002, filed with the Securities Exchange Commission on May 1, 2003, for further information on these employment and consulting agreements. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

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

     On June 18, 2003, the Company issued 2,118 shares of common stock at a price of $0.65 per share in consideration of compensation to an employee. These securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4 (2) of the Securities Act of 1933, as amended.

     On July 8, 2003, the Company issued 83,333 shares of Common Stock to Commerce Consulting Distribution AG, a non-U.S. person outside of the United States. The shares were issued as a refinancing fee under the terms of a debenture purchase agreement dated March 27, 2002.

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

     Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-K for the year ended December 31, 2002 under "Item 5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2002, is hereby incorporated by reference to this report.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2003.

Item 5.  Other Information

     Not applicable


Item 6.  Exhibits And Reports On Form 8-K

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

     10.32(2)       Loan  Agreement   dated  August  8,  2001  with  Green  Leaf
                    Investors I, LLC, a California limited liability company

     10.33(2)       Warrant issued to Green Leaf

     10.34(2)       Guaranty issued to Green Leaf

     10.35(3)       Second Debt Restructuring Agreement

     10.36(3)       Third Debt Restructuring Agreement

     Exhibit
     Number         Description
     ------         -----------



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

     10.49(8)       Employment  Agreement  by and  between  the Company and Gary
                    Harris

     10.50(8)       Employment  Agreement by and between the Company and Matthew
                    Markin

     10.51(8) Employment Agreement by and between the Company and Matthew Hoogendoorn

     10.52(8) Amendment to Employment Agreement by and between the Company and Marco Markin

     10.53(9) Debenture Purchase and Amendment Agreement effective as of July 31, 2003 by and between The Neptune Society, Inc., CapEx, L.P. and D.H. Blair Investment Banking Corp.

     10.54(9) Form of Amended and Restated Debenture dated July 31, 2003 issued to CapEx, L.P. in the principal amount of $5,029,344

     10.55(9) Form of Amended and Restated Debenture dated July 31, 2003 issued to D.H. Blair Investment Banking Corp. in the principal amount of $2,352,896

     10.56(9)       Form of Warrant issued to CapEx, L.P.

     10.57(9)       Form of  Warrant  issued to D.H.  Blair  Investment  Banking
                    Corp.

     10.58(9)       Form of Security Agreement

     31.1 Section 302 Certificates of Chief Executive Officer and Chief Financial Officer

     32.2 Section 906 Certificates of Chief Executive Officer and Chief Financial Officer
---------------------
(1)  Previously filed on February 12, 2001.
(2) Previously filed as an exhibit to Form 10-Q (for the Period ended September 30, 2001) on August 14, 2001.
(3) Previously filed as an exhibit to Form 10-Q/A (for the Period ended September 30, 2001) on August 20, 2001.
(4) Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(5) Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)  Previously filed on Form 8-K on June 3, 2002.
(7) Previously filed on Form 10-Q (for the period ended September 30, 2002) on November 14, 2002.
(8) Previously filed on Form 10-K (for the period ended December 31, 2002) on May 1, 2003.
(9) Previously filed on Form 10-QSB (for the period ended June 30, 2003) on August 19, 2003.

(b)  Reports on Form 8-K

1.   Report on Form 8-K filed on August 27, 2003.

2.   Report on Form 8-K filed on October 15, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              THE NEPTUNE SOCIETY, INC.
                                              (Registrant)


Date:    November 14, 2003                    By: /s/ Marco Markin
                                                  ----------------
                                              Marco Markin
                                              Chief Executive Officer




Date:    November 14, 2003                    By: /s/ Matthew Hoogendoorn
                                                  -----------------------
                                              Matthew Hoogendoorn
                                              Chief Financial Officer