Form 10KSB
period 2003-12-31
NEPTUNE SOCIETY INC/FL
filed 2004-03-30
CIK 1098532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                        Commission file number: 000-31182


                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Florida                                      59-2492929
 -----------------------------------        ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
        organization)

    4312 Woodman Avenue, Third Floor
         Sherman Oaks, California                            91423
----------------------------------------          -----------------------------
(Address of principal executive offices)                    (Zip Code)



       Registrant's telephone number, including area code: (818) 953-9995

        Securities to be registered pursuant to Section 12(b) of the Act:



                 None                                         None
---------------------------------------          -------------------------------
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



     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

     State issuer's revenues for its most recent fiscal year: $20.711,189

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: approximately $3,926,247

     State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date: Shares of Common Stock outstanding as of March 19, 2004 was 5,841,593.


DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

                    Yes [  ]                 No  [X]

                                TABLE OF CONTENTS


ITEM 1.    DESCRIPTION OF BUSINESS.........................................................................2

ITEM 2.    DESCRIPTION OF PROPERTIES......................................................................15

ITEM 3.    LEGAL PROCEEDINGS..............................................................................17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................17

ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
           BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.................................................17

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......................................18

ITEM 7.    FINANCIAL STATEMENTS...........................................................................26

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........27

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(a) COMPLIANCE....................26

ITEM 10.   EXECUTIVE COMPENSATION.........................................................................29

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.37

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................40

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................43

ITEM 14.   CONTROLS AND PROCEDURES........................................................................46

ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................46

SIGNATURES ...............................................................................................47

                           FORWARD-LOOKING STATEMENTS

     We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to:

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

     Our management has included projections and estimates in this annual report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.

     We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                 ______________


     "The Neptune Society", "Neptune Society" and "Trident Society" are a registered trademarks of The Neptune Society, Inc. in the United States.

ITEM 1. DESCRIPTION OF BUSINESS

     Summary of Our Business

     We, The Neptune Society, Inc., are the holding company for the Neptune Society of America, Inc., a California corporation. Neptune Society of America, Inc. is the holding company for Neptune Management Corp., Heritage Alternatives, Inc. and Trident Society, Inc., which are engaged in marketing and administering Pre-Need and At-Need cremation services in Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington. We also operate three crematories and licensed holding facilities in Los Angeles, California; one licensed holding facility in Ventura, California; one crematory and licensed holding facility in Ankeny, Iowa; and one crematory and a licensed holding facility in Spokane, Washington. We provide cremation services in the areas in which we own crematories. We use the services of qualified and licensed third-party crematories and holding facilities in locations in which we do not own crematories.

     Our service programs include:

     o Pre-need programs that allow our clients to pre-plan and pre-pay for cremation services; and

     o At-need programs in which we arrange cremation services at the time of need.

     We compete in the cremation services sector of the death care service industry. Our primary business focus is on marketing our pre-need cremation services using an integrated promotion and professional sales strategy to pursue revenue and growth opportunities in the cremation sector of the death care service industry. We operate our locations under one nationally branded name, "The Neptune Society," where permitted, and offer only cremation services and products related to cremation services. We do not offer traditional burial funeral services, and we do not own or operate cemeteries. We do not intend to evolve into a traditional funeral burial services company and do not intend to compete directly with the larger competitors that provide traditional funeral and burial services.

Corporate Information

     Our principal corporate and executive offices are located at 4312 Woodman Avenue, Third Floor, Sherman Oaks, California 91423. Our telephone number is
(818) 953-9995. We maintain a website at www.neptunesociety.com. Information contained on our website is not part of this annual report.

Overview

     We were incorporated in the State of Florida on January 4, 1985 under the name "L R Associates, Inc.", which subsequently changed its name to "Lari Corp." on August 3, 1998. On March 31, 1999, Lari Corp., paid $1,000,000 cash, $310,000 in transaction costs, 125,000 shares of common stock valued at $5,000,000 and $21,000,000 in promissory notes valued at $19,968,529 (for total consideration of $26,278,529), to acquire a group of privately held companies and limited partnerships (collectively, referred to as the "Neptune Group") that were engaged in the business of marketing and administering Pre-Need and At-Need (at the time of death) cremation services under the name "Neptune Society." See "Neptune Society Acquisitions" On April 26, 1999, Lari Corp. changed its name to "Neptune Society, Inc."

     We are engaged in marketing and administering Pre-Need and At-Need cremation services in Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington. See "Description of Property" for a list of our locations and a description of their operations. We also operate three crematories and licensed holding facilities in Los Angeles, California; one licensed holding facility in Ventura, California; one crematory and licensed holding facility in Ankeny, Iowa; and one crematory and a licensed holding facility in Spokane, Washington. We provide cremation services in the areas we own crematories. We use the services of qualified and licensed third-party crematories and holding facilities in locations that we do not own crematories.

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

The Neptune Society At-Need Programs
------------------------------------

     We also provide cremation services on an At-Need basis (at the time of death). We provide a full range of cremation services and merchandise and care for all aspects of the deceased's cremation needs according to the decisions and plans of the decedent's heirs, including service planning, optional services for scattering remains, and delivery of ashes to family members. These services are typically less expensive than traditional burials.

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

Installment Payment Plans

     We offer two installment payment programs, which allow purchasers to finance the purchase of a Pre-Need Plan with a down payment and monthly payments together with interest. We currently charge interest of between 7% and 9% per annum on balances due under our installment payment programs in those States where permitted by State law.

Existing Facilities

     Our strategy is to maintain offices within or near major metropolitan geographic areas. This strategy is designed to allow us to cost effectively market our products using integrated marketing programs and to reduce general expenses by centralizing administrative functions for multiple offices in a particular metropolitan area. We currently have locations in the states of Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington, representing approximately 40 major metropolitan market areas. We also have a national predictve telemarketing center located in Tempe, Arizona. See "Description of Property."

Expansion and Growth Strategy

     Our  present  growth   strategy  is  to  expand  our   operations   through
establishing new start-up offices in major metropolitan market areas that we believe provide opportunities based on demographic and other characteristics. In addition, we may acquire existing cremation service providers with established market presence in certain geographic areas, subject to the availability of financing. Since March 31, 1999, we have acquired existing cremation service providers or established new start-up offices in Illinois, Arizona, Colorado, Iowa, Oregon, Washington and Florida. We are currently exploring new start-up opportunities in Missouri, Minnesota, Michigan, Texas and additional offices in California.

     Our strategy is to enter new geographic market areas with large population centers where existing cremation rates are between 15% to 50%, with projected rates increasing over the next 10 years. We evaluate opportunities for expansion using a number of factors, including:

     o    population demographics;

     o    death and cremation rates for the area;

     o    competition in the market;

     o    forecasted growth in cremation rates for the area; and

     o    operating regulatory requirements.

     We cannot assure you that we will successfully implement new start-ups or acquire any additional cremation service providers or that start-ups or acquisitions, if any, will result in increased operating efficiencies or revenues to us.

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

Direct Mail
-----------

     We use a monthly direct mail campaign to generate sales leads. We presently mail a total of approximately 7.8 million pieces of direct mail marketing materials per year in the geographic areas we serve. Our marketing materials provide information related to our Pre-Need programs, including a description of the services, pricing information, our toll free phone number, and a business reply card to obtain additional information or to make an appointment with one of our area sales representatives.

Telephone Appointment Center
----------------------------

     We have established a Predictive Dialing Telephone Center (PDS Center) in Tempe, Arizona. Our current appointment program is primarily designed to generate leads from people who have not responded to our direct mail marketing campaigns. Our call center is designed to provide information to potential customers about Neptune Society products and services and to allow leads to schedule appointments with our area sales representatives. Our call center is designed to consolidate our appointment efforts in one centralized location and allow us to implement a uniform promotional strategy using qualified personnel.

Personal Sales
--------------

     We use commissioned independent contractors to provide services as area sales representatives to sell our Pre-Need Plans. As of March 1, 2004, we had approximately 100 commissioned area sales representatives. We provide our area sales representatives with leads generated from our direct mail campaigns and PDS Center efforts, and our sales representatives meet with potential clients individually to determine the service needs of the individual. Our sales representatives are paid on a commission. Each of our Pre-Need sales offices has a sales manager who recruits, trains and engages commissioned independent contractors to provide services as area sales representatives to sell our Pre-Need Plans.

Internet Web Site
-----------------

     We maintain a fully integrated and comprehensive web site located at www.neptunesociety.com. Visitors to our website may access information related to our services and products. Our website also provides general information related to cremation services and related topics.

Death Care Industry

     It is estimated that four publicly traded companies hold approximately 20% of the domestic death care market. The public companies are Service Corporation International, Stewart Enterprises, Alderwoods Group, and Carriage Services.

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

Competition

     The death care industry as a whole is highly fragmented. Neptune operates only in the cremation segment of the death care industry. We estimate that the Company performed approximately 1% of all cremations in the United States in 2002, while we operated in only 11 states. Approximately 70% of our cremations in 2003 were prearranged.

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

Regulation of prepaid services under pre-need contracts

     All jurisdictions regulate the sale of Pre-Need services and the administration of any resulting trust funds or insurance contracts. Most states require pre-approval of pre-need contracts entered into in connection with the sale of Pre-Need Plans. Our Pre-Need Plans consists of a contract for the sale of cremation services at the time of death, administrative services at the time of sale and for merchandise delivered at the time of sale. When we refer to "prepaid services" we refer to the portion of the pre-need contract allocated to cover the cost of the cremation services at the time of death.

     All states in which we currently operate require us to involve a third party fiduciary with respect to funds received for prepaid services. In every State in which we sell pre-need arrangements, we maintain a master trust account with a financial institution to secure these funds received from our customers in that State.

     In most States, we can satisfy these requirements by placing funds in trust or by purchasing fully paid life insurance policies to cover the costs of prepaid services. In California, our trustees have purchased a fully paid group life insurance policy from the trust assets of our fully paid customers with us as beneficiary on an individual customer basis at the time of death. In Washington State, approximately 44% of our fully paid customers have requested we withdraw their funds from trust to purchase fully paid life insurance policies to cover the costs of prepaid services, which we have done. In the future, we plan, where permitted and beneficial to our customers and to ourselves, to purchase fully paid life insurance policies to cover the costs of prepaid services in lieu of maintaining funds in trust in connection with the Pre-Need services we offer.

     In all of the states that we currently sell our Pre-Need Plans, except for New York and Florida, funds received for merchandise and administrative services delivered and provided to the customer at the time of the sale are not considered prepaid services. Florida requires us to place the greater of 30% of the price for merchandise or 110% of the wholesale cost into trust and New York requires us to place 100% of the price for merchandise into trust. The rules related to merchandise stored for customers in connection with Pre-Need Plans differs from state-to-state, but generally, merchandise is deemed to be delivered at the time of sale if it is stored for the customer by a third-party or stored by the customer. Effective January 1, 2003, we began delivering all merchandise to our customers at the time of sale, except in the States of Florida, Illinois and New York.

     In addition, all states in which we currently sell our Pre-Need Plans have rules and regulations governing the cancellation of pre-need services. Generally, a client has the right to cancel a Pre-Need plan within 30 days of the initial purchase (3 days in Iowa and Oregon) and receive a full refund. After this initial period, a Pre-Need contract may be cancelled by the purchaser with proper notice to us, and in most cases, we are required to refund the prepaid services portion only to the purchaser. In most states, we can cancel a Pre-Need contract where the purchaser is in arrears in making payments on Pre-Need Plans purchased on an installment basis with proper notice and time to cure the arrears.

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

Prepaid Services Fiduciary Funds Administration

     We administer our Pre-Need trust funds in accordance with applicable state regulation. Generally, the funds related to each Pre-Need contract are released to us when we perform the crematory service. In Oregon, Iowa, Colorado, New York, Illinois and Arizona, we engage the services of a third party trust administrator, American Funeral & Cemetery Trust Services (AFCTS) to administer such trust funds. In the Florida and Washington State, we engage the services of Forethought Financial Services, Inc. as Trustee of our trust funds for prepaid services, except for those arrangements in Washington State funded by life insurance policies, which are issued by Columbian Life Insurance Company. In California, the Trustees for our prepaid services are Wells Fargo Bank, N.A. for three trusts, and Comerica Bank for one trust. Both trusts hold a group insurance policy issued by National Guardian Life Insurance Company to fund fulfillments of pre-arrangements at the time of need, on an individual basis.

     These group life policies name us as beneficiary on an individual customer basis at the time of death. We are currently evaluating the possibility of converting trust funds in a number of other States to insurance. We believe that there are advantages to both our clients and Neptune in the insurance alternative. Based on our experience, a number of our prospective clients prefer the insurance alternative due to the involvement of a major insurance carrier, and the elimination of annual tax reporting requirements for investment income on the trust funds. From our perspective, insurance policy funding requires less annual administration. We anticipate that the management and financing fees earned on pre-need trust funds will decline as a result of our increased use of fully paid group life insurance policies.

     Neptune receives commissions on the acquisition of insurance policies by its members, as well as an indicated growth rate on the policy.

     Approximately 108,000 individuals have become members of our Pre-Need programs since 1988, some of whom have since died or cancelled their membership. Since 1988, the cancellation rate of active Pre-Need Contracts has been approximately 0.2% on an annual basis. At December 31, 2003, the balance of pre-need services funded was approximately $49 million and we had over 79,000 active members.

Personnel

     At December 31, 2003, we employed 31 full time counselors and 10 mortuary personnel, 14 telemarketers, and 38 administrative personnel. In addition, we had contracts with 97 independent contractors to serve as commissioned sales representatives, including 16 in California, 16 in Florida, 9 in Colorado, 11 in Oregon, 3 in Iowa, 28 in Washington, 7 in Illinois and 7 in Arizona. Management believes that our relationships with our employees and independent contractors are good. None of our employees are members of collective bargaining units.

Neptune Society Acquisitions

Neptune Group Acquisition

     On March 31, 1999, we acquired a group of privately-held companies engaged in the business of marketing and administering Pre-Need and At-Need cremation services in California, Florida and New York under the name the "Neptune Society." We paid the owners of the Neptune Group $1,000,000 in cash, a total of 125,000 common shares and issued two promissory notes in the amounts of $2,000,000 and $19,000,000. The notes were guaranteed by the Neptune Society and secured by the assets and business of Neptune Management and Heritage Alternatives. We have satisfied our obligations under these notes.

Spokane, Washington Acquisition

     On December 31, 1999, we acquired all of the assets of the business of Cremation Society of Washington, Inc. in Spokane, Washington, pursuant to the terms of an asset purchase agreement. In connection with this acquisition, we agreed to pay Cremation Society of Washington a percentage of the gross revenues (1% for 2003) and a percentage of earnings before income tax, depreciation and amortization ("EBITDA") (7.5% for 2003) from our Spokane, Washington operations. Our obligations to the above earnings based payments ended on December 31, 2003. We also agreed to pay an earn out payment equal to 10% of EBITDA of our Spokane, Washington operations for so long as Charles S. Wetmore, the general business manager of Cremation Society of Washington, continues to be employed by us.

Iowa Acquisition

     On March 15, 2000, we acquired all of the issued and outstanding common stock of Cremation Society of Iowa, Inc. in Ankeny, Iowa in a series of transactions described under the heading "Item 1. Business - Neptune Society Acquisitions - Iowa Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. As of December 31, 2003, we have no further payment obligations in connection with our acquisition of Cremation Society of Iowa, Inc.

Oregon Acquisition and Disposition

     Effective July 17, 2000, we, through a wholly-owned subsidiary, acquired a funeral, burial and cremation business and real estate in Portland, Oregon in a series of transactions from a group of companies owned and controlled by David Schroeder, our former President and director, and Michael Ashe, a former Vice President. We also entered into employment agreements with David Schroeder and Michael Ashe. See "Item 1. Business - Neptune Society Acquisitions - Oregon Acquisition" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002 for a complete description of this transaction.

     During the fourth quarter 2001 as part of our overall business strategy to focus on our pre-need marketing and sales operations, we disposed of certain physical assets related to our Portland business in a series of transactions previously described under "Item 1. Business - Neptune Society Acquisitions - Disposition of Portland Assets and Related Transactions" in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. Under these transactions, effective
December 31, 2001, we sold substantially all of the assets related to our Portland business and crematory to Western Management Services, L.L.C., an Oregon limited liability company managed by Michael Ashe, in consideration of among other things, the assumption of a $1,500,000 promissory note issued by our Oregon subsidiary and the assumption of the $1,000,000 convertible debenture issued in connection with the original acquisition and entering into a service agreement to provide Neptune Society at-need services in connection with pre-need services sold within 100 miles of Portland, Oregon. We also agreed to terminate Mr. Ashe's employment agreement with the Neptune Society.

Other Expansion

     Since 1999, we have opened the following offices:

    --------------------------------------------------------------------
             Location                             Year of Opening
    --------------------------------------------------------------------
             Lynwood, WA                              2001
    --------------------------------------------------------------------
             Portland, OR                             2001
    --------------------------------------------------------------------
             Denver, CO                               2002
    --------------------------------------------------------------------
             Phoenix, AZ                              2002
    --------------------------------------------------------------------
             Chicago, IL                              2002
    --------------------------------------------------------------------
             St. Louis, MO (Licensee)                 2003
    --------------------------------------------------------------------


                                  RISK FACTORS

     We have included information in this annual report that contains "forward looking statements." Our actual results may materially differ from those projected in the forward looking statements as a result of risks and uncertainties. Although we believe that the assumptions made and expectations reflected in the forward looking statements are reasonable, we cannot assure you that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this Report carefully and consider the following risk factors.


We have a history of losses and anticipate that we may continue to experience losses in the future.

     Since our acquisition of the Neptune group of companies, we have had a history of losses. We incurred losses of $6,705,576 and $33,201 respectively, during the years ended December 31, 2002 and 2003. We had an accumulated deficit of $27,585,544 at December 31, 2002 and $27,618,745 at December 31, 2003. We may
incur losses for the foreseeable future until we are able to increase our sales and reduce our level of debt. See "Management's Discussion and Analysis." We cannot assure you that we will ever successfully achieve a sufficient level of sales or reduce our level of debt to attain profitable operations.

     Failure to achieve profitability could have a material adverse effect on our business, results of operations and financial condition.


We have a limited operating history as a stand-alone company in the death care industry.

     Although our predecessors, the Neptune Group of companies, have operated Pre-Need and At-Need cremation businesses, we have operated the Neptune Society only since April 1999. See "Description of Business - Overview." Prior to our acquisition of the Neptune Group of companies, we had no operating business. Accordingly, we have only a limited operating history upon which an evaluation of our business and its prospects may be based. Although we have experienced revenue and net income growth in recent periods, there can be no assurance that our operations will be profitable in the future or that we will be able to successfully implement our operating and growth strategy. Failure to successfully implement our operating and growth strategy could have a material adverse effect on our net revenue and earnings. See "Management's Discussion and Analysis."

We may not be able to execute our business strategy to acquire existing crematory service providers and open new offices unless we obtain additional financing.

     Our business strategy is to grow through the opening of new offices or start-ups and selective acquisitions of existing cremation service providers and to increase the performance of our existing operations. To date, we have financed the acquisitions of the Neptune Group of companies and our Spokane, Washington and Ankeny, Iowa, acquisitions through a combination of cash, common stock and debt. We may finance future acquisitions through debt, cash from operations, issuing common stock or other securities, or any combination of these. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock or other securities as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or incur substantial debt in order to finance future acquisitions. If we do not have sufficient cash resources, our ability to open new offices (start-ups) or make selective acquisitions could be limited unless we are able to obtain additional capital through debt or equity financings. We cannot assure you that we will be able to obtain the financing we will need in the future on terms we deem acceptable, if at all.


We may not be able to execute our business strategy to open new start-up offices or selectively acquire existing crematory service providers unless we are able to effectively target new geographic market areas for start-ups or acquisitions in a competing environment.

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

     Even though several major death care companies have reduced their ongoing acquisition activities, we may be competing with several publicly held North American death care companies, including Service Corporation International, Stewart Enterprises, Inc., Alderwoods Group and Carriage Services, Inc. to selectively acquire cremation service providers. Each of these other companies has greater financial and other resources than we have and has, in the past, actively engaged in acquiring death care service providers in a number of markets. Because we are seeking to acquire only cremation service providers, we limit the number of potential acquisition targets available to us and consequently may not be able to execute our business acquisition strategy.


     The success of our start-up or selective acquisition plans depends on several factors, including:

     o our ability to identify suitable start-up or selective acquisition opportunities;

     o our ability to obtain a license to open a start-up or operate the target acquisition;

     o the level of competition for a start-up geographic area or selective acquisition target;

     o    the start-up cost or purchase price for selective acquisitions;

     o    the financial performance of facilities after start-up or acquisition;
          and

     o    our  ability  to  effectively   integrate  the  start-up  or  acquired
          facilities' operations.

     If we fail to achieve our start-up or selective acquisition plans or to operate start-up or acquired facilities and integrate them into our operations, such failure could materially and adversely affect our business, financial condition and results of operations.


We will not become a profitable  business  until we are able to fully  integrate
our   start-ups   or   selective   business   acquisitions   into  our  existing
infrastructure.

     Assuming that we are successful in completing start-ups or selective acquisitions, we may not be able to effectively integrate them into our business due to the geographic disparity of management personnel and the cost of centralizing operations in our California head office. Part of our start-up and acquisition strategy will be to recruit and retain key employees at new start-ups or locations acquired and our failure to do so may result in a decline in the performance of the continuing operations at those newly opened or acquired locations. We may also experience increased costs related to the hiring and training of new personnel, which may adversely affect our ability to operate our newly opened start-ups or acquired locations on a cost-effective basis.

We implemented a strategy to use pre-paid group life insurance policies in lieu of pre-need trust funds, which may effect our period-to-period results of operations.

     All jurisdictions regulate the sale of Pre-Need services and the administration of any resulting trust funds or insurance contracts. All states in which we currently operate require us to involve a third party fiduciary with respect to funds received for prepaid services. In every State in which we sell pre-need arrangements, we maintain a master trust account with a financial institution to secure these funds from our customers in that State. In most States, we can satisfy these requirements by placing funds in trust or by purchasing fully paid life insurance policies to cover the costs of prepaid services. In California, our trustees have purchased a fully paid group life insurance policy from the trust assets of our fully paid customers with us as beneficiary on an individual customer basis at the time of death In Washington State, approximately 44% of our fully paid customers have requested we withdraw their funds from trust to purchase fully paid life insurance policies to cover the costs of prepaid services, which we have done. In the future, we plan, where permitted, to purchase fully paid life insurance policies to cover the costs of prepaid services in lieu of maintaining funds in trust in connection with the Pre-Need services we offer.

     We receive commissions on the acquisition of insurance policies by its members, as well as an indicated growth rate on the policy. Under the terms of these policies, we are required to refund any commissions we receive on the policies if a member terminates its pre-need contract prior to death. Our historical termination rate is currently 0.2% annually. Any substantial increase in cancellation of pre-need contracts may have a material adverse effect on our results of operations. In addition, we anticipate that the management and financing fees earned on pre-need trust funds will decline as a result of our increased use of fully paid group life insurance policies.


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

     We depend to a large extent upon the abilities and continued efforts of Marco Markin, our Chief Executive Officer and a Director and Jerry Norman, our President to provide overall direction and decision making in developing and implementing our business strategy and identifying and opening new start-ups and selectively acquiring existing cremation service providers. We may incur additional costs and delays in our expected growth should we lose these key personnel. In addition, our success is also determined by offering quality Pre-Need and At-Need cremation services, which are supervised by our senior management team. The loss of the services of the key members of our senior management could have a material adverse effect on our continued ability to compete in the death care industry through delivery of quality services to consumers.


New legislative restrictions impacting telemarketing activities may reduce the number of sales leads.

     Currently we have an appointment (PDS) center in Arizona that schedules more than 1,100 appointments per month for our sales force. This represents approximately 35% of the monthly leads currently obtained by us; specifically, the remainder are generated from direct mail, web site and advertising. On March 11, 2003, President Bush signed into law a national "Do Not Call" list. The law has been subject to legal challenge and several court rulings have delayed its implementation. A number of states have implemented similar initiatives. While we believe we are not subject to restrictions based on these legislative changes as we do not sell products or services over the telephone, the popular support for the initiatives has made it a more difficult environment in which to operate, and to maintain our flow of quality leads from our PDS activities. Unless we can develop other cost effective sources of leads, or improve our rate of success on a reduced number of leads such that our overall sales are not affected, the restrictions on telemarketing could indirectly have a material adverse effect on our results of operations.


In the event that we are not able to comply with the substantial regulations under which we operate, we may be subject to business operation closures, fines and penalties.

     The death care industry is subject to regulation, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning prepaid services (trust funds and insurance), pre-need sales of cremation products and services, and various other aspects of our business. The impact of such regulations varies depending on the location of our offices and facilities and failure to comply with such regulations may result in business closures, fines and penalties, all of which may affect the profitability of our business.

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


Your investment in our shares may be diluted in the event that we may be required to sell additional common stock, or parties exercise options and warrants, or convertible debentures are converted.

     As of December 31, 2003, we had the following warrants, options and other share acquisition rights outstanding:

     o options exercisable to acquire up to 767,671 shares of our common stock at prices ranging from $0.65 to $10.00 per share and an average price per share of $3.16 granted to our employees, officers, directors, and area sales representatives;

     o options to acquire a further 261,364 shares at a price of $4.40 are to be granted pursuant to an existing employment agreement

     o warrants exercisable to acquire up to 333,083 shares of our common stock at prices ranging from $0.72 to $0.79 per share and an average price per share of $0.76 issued to investors in private placement transactions and debt holders holding pre-emptive rights,

     o warrants for the issue of up to 1,724,167 shares of our stock at the price of $3.00 per share granted in connection with debenture debt issuances and refinancing.

     o convertible debentures in the aggregate principal amount of $1,071,653 mandatorily convertible to acquire up to 893,044 shares of our common stock on March 31, 2004 under the terms of Mandatory Convertible Debentures, subject to our right to redeem the Debentures for cash by the payment of a premium of 50% of the principal amount by March 31, 2004.

     We also have agreed to issue a total of 215,500 shares of our common stock for payment of deferred executive compensation totaling $140,076, at the market value of our stock ($0.65 per share) at the time of our agreement with the executive. Holders of the options and warrants are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options. This will increase the supply of common stock and dilute your investment in our shares. However, we cannot make assurances that such options will be exercised. Further, while the options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected as investors may not invest given the possibility of dilution through exercise of options.

We have agreed to pay certain  persons a  percentage  of the  revenues  from the
operations  of  our  Spokane,   Washington  business,   which  will  affect  the
profitability of these operations.

     In connection with our acquisition of Spokane, Washington facilities, we agreed to pay the former owners of this business 10% of earnings before interest, taxes and depreciation expense from our Spokane, Washington operations for so long as Charles S. Wetmore continues to be employed by us during each year ending December 31 commencing after January 1, 2005.

     In the future, we may negotiate additional acquisitions where we agree to share our revenues and/or profits. We cannot assure you that we will generate sufficient profits from our operations to meet these obligations and achieve profitability.


We have substantial debt obligations that may affect our future profitability

     We had approximately $8.7 million of debt outstanding, at an average cost of 16% per annum at December 31, 2003. Of our total debt at December 31, 2003, approximately $3.0 million (including $1.1 million mandatorily convertible into stock) becomes due in the upcoming 12 months, $4.7 million becomes due in the next 13 to 36 months, and $1.0 million becomes due within 48 months. During the years ended December 31, 2002 and 2003, our total interest and finance expense was approximately $2,579,000 and $1,864,000, respectively.

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

     We anticipate that a significant portion of our future revenues will be derived when we perform services under our Pre-Need contracts. We are required to place a percentage of the funds we receive from the sale of our Pre-Need programs in trust or insurance policies until we perform the cremation service. On fulfillment we earn revenue to the extent we receive funds from the maturity of the trust arrangement or life insurance policy. Currently, we manage approximately $50 million in trust funds or insurance purchased for the benefit of our members. Although each state has different regulatory requirements regarding the trust funds, the states in which we conduct business, California, Colorado, Iowa, Florida, Oregon, New York, Illinois, Arizona and Washington, require us to refund all or a portion of trust monies to our members that cancel their Pre-Need contracts. See "Government Regulation." Historically, our cancellation rate is approximately 0.2% on an annual basis. Any substantial increase in cancellations may have a material adverse effect on our future revenues and results of operations.


Our employment agreement with our CEO may require us to pay him 13% of the fair value of our company under certain circumstances.

     We entered an amended and restated employment agreement with our CEO, which requires us to purchase a total of 538,818 shares and convertible securities exerciseable to acquire an addition 457,692 shares a owned by him and/or certain related parties, unless such shares are acquired by debentureholders which hold a right of first refusal related to such securities, for a purchase price equal to 13% of the value of our company ("Purchase Price") in the event of termination of his employment (i) by Neptune Society, (ii) by our CEO for good reason, (iii) on a change of control of our company, or (iv) on the expiry of the employment agreement. See "Executive Compensation, Marco Markin Employment Agreement." If one or more of the events requiring payment of the Purchase Price occurs, we may be required to pay the Purchase Price from working capital or to raise additional capital to make such payments, which may have a material adverse effect on our liquidity and result of operations. The issuance of additional equity securities under such circumstances may cause substantial dilution to existing shareholders. The payment of the Purchase Price will result in a compensation expense, which will likely have a material adverse effect on our result of operations. The existence of the employment agreement is likely to deter third parties from acquiring our company and may have a material adverse effect on the value of our equity securities.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share and stock quoted on the NASD OTCBB. Our shares are quoted on the NASD OTCBB, and the price of our shares ranged from $0.52 (low) to $2.25 (high) during the year ended December 31, 2003. The closing price of our shares on March 26, 2004 was $1.05. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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


Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

     Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. For example, the reported trading volume for our common stock during the year ended December 31, 2003 was a total of 503,860 shares. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like NYSE or AMEX. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.


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


ITEM 2.  DESCRIPTION OF PROPERTY

     We lease properties in eighteen locations in Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington. There are three sales offices in California, three in Florida, one in Iowa, two in New York, one in Oregon and two in Washington. Two of the offices in Florida and the office in Iowa have chapels for funeral services. We lease two properties for holding facilities, one of which also stores merchandise inventory and the other has the crematory. We also lease our corporate office in Los Angeles. All of our leases are on standard terms and conditions, and we do not rely on any one lease for its continuing operations. The operations are currently concentrated at the following locations:

                                      Summary of our operational locations
-----------------------------------------------------------------------------------------------------------------
Location                                Operation                             Term of Lease   Expiration Date
-----------------------------------------------------------------------------------------------------------------
Arizona
Tempe                     Pre-Need/At-Need sales and administrative office and   5 years        9/30/2007
                          Telemarketing Center
-----------------------------------------------------------------------------------------------------------------
California
 Sherman Oaks -           Administration and operations headquarters             7 years        7/31/2009
Corporate                 Pre-Need/At-Need sales and administrative office       5 years        3/31/2007
     San Pedro            Pre-Need/At-Need sales and administrative office       1 year         7/31/2004
     Santa Barbara        Pre-Need/At-Need sales and administrative office       5 years        1/31/2007
     Los Angeles -        Holding facility, crematory and viewing room           Monthly
Heritage                  Holding facility and inventory warehouse               Monthly
     Santa                Inventory warehouse                                    Monthly
Barbara/Ventura
     Canoga Park
-----------------------------------------------------------------------------------------------------------------
Colorado
     Arvada               Pre-Need/At-Need sales and administrative office       4 years         9/1/2005
-----------------------------------------------------------------------------------------------------------------
Florida
     Fort Lauderdale      Pre-Need/At-Need sales and administrative office and   10 years        9/3/2006
                          chapel
     St. Petersburg       Pre-Need/At-Need sales and administrative office       5 years        8/31/2006
-----------------------------------------------------------------------------------------------------------------
Iowa
     Ankeny               Pre-Need/At-Need sales and administrative office, and  1 year        05/31/2004
                          chapel
     Ankeny               Crematory                                              5 years       10/14/2004
-----------------------------------------------------------------------------------------------------------------
Illinois
     Chicago              Pre-Need/At-Need sales and administrative office       4 years        5/31/2006
-----------------------------------------------------------------------------------------------------------------
Oregon
      Portland            Pre-Need sales and administrative office               5 Years        1/31/2008
-----------------------------------------------------------------------------------------------------------------
New York
     Long Island          At-Need sales and administrative office                Monthly
     Yonkers              At-Need sales and administrative office                Monthly
-----------------------------------------------------------------------------------------------------------------
Washington
     Spokane              Pre-Need/At-Need sales and administrative office,      6 years        1/01/2005
                          holding facility, crematory and viewing room
    Lynnwood              Pre-Need/At-Need sales and administrative office       3 years        4/30/2005
-----------------------------------------------------------------------------------------------------------------

We do not currently maintain any investments in real estate, real estate mortgages or persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material litigation proceedings currently pending, and no material litigation proceedings were terminated during the fourth quarter ended December 31, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our securities holders during the fourth quarter ended December 31, 2003.


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     On August 26, 1998, our shares of common stock were listed under our former name Lari Corp. on the NASD OTC Bulletin Board under the symbol "LREE". On May 3, 1999, Lari Corp. changed its name to the Neptune Society and on May 4, 1999, the symbol was changed to "NPTN". In March, 2000, our common stock was de-listed from the NASD OTCBB, and began quotation on the National Quotation Bureau's pink sheets. On May 19, 2000, after affecting a reverse stock split, the symbol for our common stock was changed to "NTUN". On August 2, 2001, our common stock began quotation on the OTCBB. On March 22, 2002, we effected a 4:1 reverse stock split and the symbol for our common stock was changed to "NPTI".

     The high and low bid quotations of our common stock on the NASD OTC Bulletin Board as reported by the NASD and the National Quotation Bureau's pink sheets were as follows:

Period                                       High(1)                Low(1)
------                                       -------                ------
2003
First Quarter                                 $1.01                  $0.68
Second Quarter                                $0.80                  $0.52
Third Quarter                                 $2.25                  $0.79
Fourth Quarter                                $1.50                  $0.70


2002
First Quarter                                 $2.15                  $1.28
Second Quarter                                $3.15                  $1.01
Third Quarter                                 $1.08                  $0.55
Fourth Quarter                                $1.08                  $0.60

2001
First Quarter(2)                             $36.50                  $6.40
Second Quarter(2)                            $24.80                  $8.50
Third Quarter(2)                             $24.72                  $5.60
Fourth Quarter                                $6.72                  $1.60

(1) Gives effect to the two for one reverse stock split that occurred on May 19, 2000, and the four for one reverse split effected on March 22, 2002.
(2)  Based on National Quotation Bureau pink sheet quotation.


     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 26, 2004, the closing bid quotation for our common shares was $1.05 per share as quoted by the NASD OTCBB.

     As of March 19, 2004, we had 5,841,593 shares of common stock issued and outstanding, held by 106 registered shareholders.

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

     Recent Sales of Unregistered Securities

     During the quarter ended December 31, 2003, we issued no unregistered securities.

     On February 1, 2004 we issued 40,000 shares to Jerry Norman, our President, under the terms of his Employment Agreement with the Company. The securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     On March 10, 2004 we issued 28,388 shares to Green Leaf Investors I, LLC for consideration of $0.65 per share under pre-emptive rights previously granted to them with respect to share issuances in 2003. The securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     Purchases of Equity Securities by the Small Business Issuer and Affiliates

     None


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes.

Overview

     We are in the business of providing pre-arranged and at-need cremation services in 11 States. Approximately 70% of the cremations we perform are pre-arranged. There is approximately $49 million in trust funds or life insurance policies with us as beneficiary to satisfy our pre-arrangement service obligations. These assets are held by independent third party financial institutions until the time of need, which we estimate to be on average a 10-12 years for our pre-arrangements. The trust assets are in excess of our service obligations, and are not included in our financial statements until they are released to us over the anticipated 10-12 year period. The $49 million trust/insurance value was accumulated both prior to and after our acquisition of the business.

Critical Accounting Policies:

Revenue Recognition
-------------------

     Pre-need cremation arrangements - From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of
2001), our pre-need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were accordingly not taken into account until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles. Over the next estimated 12 years we expect to bring into income deferred revenue of approximately $19.5 million and deferred expenses of $6.5 (without any cash receipts or disbursements) related to prearrangements made during this period, over and above trust funds or insurance policy proceeds (cash) on actual provision of the cremation services, as discussed above.

     Effective January 1, 2003, we implemented a full merchandise delivery policy for new pre-need arrangement contracts sold in all locations, except in the states of Florida, Illinois and New York. In all states, except Florida, Illinois and New York, we now irrevocably deliver to the purchaser at the time of sale all the merchandise purchased in connection with the contract. The effect of this revised business practice is that the selling price of all merchandise sold in connection with pre-need contracts, together with administrative charges for set-up of the contract, are recognized as revenue in accordance with generally accepted accounting policies at the time the contract is entered into and the merchandise is delivered. Also, all sales commissions paid relating to the obtaining of such contracts are recognized as expense when the revenue associated with such contract is recognized, rather than being deferred until fulfillment (the time the cremation services are performed).

     The portion of the pre-need contract relating to the cremation services to be performed in the future continues to be paid into trust to support our obligations in accordance with applicable state regulations and is released to the Company once the cremation services are performed. These receipts are not recognized in income until earned through the provision of the actual cremation.

     For the majority of prearrangements made by our customers after January 1, 2003, there is no element of deferred revenue or expenses to be taken into income. Accordingly, over the next 10-12 years as the pre-January 1, 2003 arrangements are serviced, the amount of revenue recognized (but not cash received) for services on fulfillment will decrease steadily as more and more of our cremations are derived from the post January 1, 2003 pool. For these customers, the revenue related to merchandise delivered and administrative services provided will already have been recognized at the time of sale, with only the cash received from trust/insurance to be recognized at the time of the cremation services. The cash expected to be received from trust/insurance is expected to be sufficient to meet our costs of the services, as well as our existing profit margin.

     The change to a full delivery policy in the majority of our locations has affected the comparability of our 2003 operating results with the 2002 figures in the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002.

At-need cremation services - all merchandise and services revenue is recognized at the time services are provided.

Installment sales - we recognize an account receivable for the unpaid amount of the pre-need arrangement at the time of sale, to the extent the installment payments will not be required to be trusted.

Travel plan sales- we recognize revenue related to the sale of travel plans at the time of sale. We also concurrently recognize the premium cost to the third party carrier obligated to provide the services if required.

Trust placement fees -- The company has earned revenue of approximately $721,000 during 2003 in exchange for transfer of certain of its trust assets to a different asset manager. Management considered the accounting for the fees received from this transfer and concluded that revenue recognition upon completion of the transfer, as opposed to deferral and recognition upon performance of the cremation service, was appropriate. The fees were not in exchange for any future services to be performed by the company, their payment did not represent a sacrifice of future economic benefits to be derived from the trusts, reserves for cancellations were practicably determinable, and the transfer represented a culmination of an earnings process. Accordingly Neptune has met the revenue recognition criteria of Statement on Financial Accounting Concepts No. 5 Recognition and Measurement in Financial Statements of Business Enterprises, and the SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

     The company also earns marketing allowances, which are in the nature of a commission on sales of an insurance contract as opposed to the trusting of assets. Such commissions are earned upon the sale, will continue to be earned in the future, augmenting the management fees which Neptune has earned in the past.

Recent Accounting Pronouncements

Goodwill (Names and Reputations)
--------------------------------

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

     On implementation of FASB 142, management determined that the fair value of the Company as a single reporting unit under FASB 142 exceeded the carrying value of the net assets, including goodwill. We completed the required annual evaluation of the implied value of our goodwill on December 31, 2003, and determined that there was no impairment in value.

     The carrying value of goodwill (Names and Reputations) constitutes the single most significant asset of the company. At December 31, 2003 the carrying value of the asset was $24,406,000 (2002: $24,398,000). The difference of $8,000 represents contingent consideration paid in 2003 on one of our previous acquisitions. No amount of amortization was required in the opinion of management for either 2003 or 2002 as the implied value of goodwill exceeded its carrying value.

     For the 2001 and  prior  fiscal  years,  the  Company  amortized  Names and
Reputations  over  a  period  of  20  years  from   acquisition,   resulting  in
amortization expense of approximately $ 1,500,000 annually. There was no amortization recorded in 2002 as the implied value of goodwill exceeded its carrying value.

     With the requirement to adopt FASB 142, the Company will no longer amortize its acquired goodwill on a systematic basis. Rather it will test the value of Goodwill annually, and if it is determined that goodwill is impaired, the carrying value of Names and Reputations will be written down to its implied value by a charge to operations in the year that such determination is made.

Results of Operations

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

     The following discussion compares our results of operations for the year ended December 31, 2003 ("2003") to our results of operations for the year ended December 31, 2002 (" 2002").

Revenue

     Services and merchandise revenue was approximately $19,599,000 for 2003 compared with $10,899,000 for 2002, an increase of approximately $8,700,000.

     The increase is attributable mainly to our delivering ownership and possession of purchased merchandise to our pre-need customers at the time of sale and recognizing in income the related proceeds and administrative handling charges commencing January 1, 2003 in all but three States. Under our previous merchandise delivery policy in effect in 2002, the merchandise was not delivered until the actual cremation services contracted for were performed, and therefore the revenue received was deferred. We recognized $8,150,000 in revenue on the sale of pre-need contracts in the year ended December 31, 2003 which would have been deferred as to recognition if title and possession of the merchandise had not been delivered, as was the case in the comparative year ended December 31, 2002.

     The value of new pre-need contracts sold, both recognized as revenue currently and deferred, was approximately the same in 2003 compared with 2002. A decrease of approximately 14% in the number of new sales was offset by the effects of a price increase implemented effective January 1, 2003. We attribute the decrease in the number of pre arrangements sold in 2003 to two main factors; slow sales in the first six months of the year due to the tension of war with Iraq resulting in unwillingness of people to make appointments with us to review our product, and a record sales volume in December 2002 compared December 2003 results.

     Revenue from cremation services, representing both funds released from trust for services for pre-arranged services and for cremation services for new clients without pre-arrangements, was approximately $6,598,000 for 2003 compared with $6,386,000 for 2002. Our case volume was up 10% for the year ended December 31, 2003 compared with 2002. Strong competition in the death care industry resulted in a decrease in the number of full price cremations we performed.

     Travel plan revenue was $2,783,000 for 2003 compared with $3,149,000 for 2002, a decrease of $366,000 or 11%. We believe our members and prospective members have a diminished inclination to travel internationally due to global terrorist threats and world tensions of recent years. We do not consider it possible to determine whether this will be an on going trend affecting this revenue component.

     Management  and  finance  fee  income  was  relatively  constant  for  2003
($872,000) compared to 2002 ($868,000). We earn management and finance fee income for the management services we provide in connection with the administration of pre-need trust funds. Management and finance fee income is expected to decline in 2004 as a result of the conversion of certain pre-need trust funds into insurance policies. Consequently, historical management and finance fee income may not be indicative of future results.

     We received approximately $240,000 in commissions on the conversion of certain pre-arranged trust funds to insurance products in 2003 (2002: Nil). The choice of providing for pre arranged cremations by means of an insurance policy naming the company as the beneficiary is a popular alternative to trusting arrangements in the death care industry. Neptune has in the past relied exclusively on the trust fund alternative. In the future, we plan, where permitted, to purchase fully paid life insurance policies to cover the costs of prepaid services in lieu of maintaining funds in trust in connection with the Pre-Need services we offer. It is anticipated that we will continue to convert our pre arranged trusts to insurance policies where there are benefits identified for both the contract holder and ourselves, and that we will earn conversion commissions whenever existing and new trusts are converted. As a result, revenue from commissions on the conversion of certain pre-arranged trust funds to insurance products is expected to increase substantially in 2004.

Costs and expenses and Gross Profit

     Direct costs and expenses relate to the providing of at-need and fulfillment cremation services, the cost of travel plan premiums, and the cost of merchandise delivered. Total direct costs and expenses were approximately $4,711,000 for 2003 compared with $4,315,000 for 2002, for an increase of $396,000 or 9%.

     Premium costs associated with travel plan sales were approximately $85,000 lower for 2003 compared with 2002, due to decreased sales of travel plans in 2003 and our selecting a lower cost provider.

     Direct costs of merchandise increased by approximately $460,000 as we commenced delivering merchandise to pre-need contract purchasers in 2003.

     The cost of our cremation services increased overall by a modest $21,000 for 2003 ($4,711,000) compared with 2002 ($4,315,000), along with a 10% increase in the number of cremations performed. We were able to achieve what we consider to be our optimal cost per cremation going forward through the implementation of operating efficiencies.

     Gross profit was $16,000,000 or 77% of total revenue for 2003 compared with $7,451,000 or 63% of total revenue for 2002. The increase in gross profit realized was due mainly to our being able to recognize revenue from the sale of merchandise which was delivered under new pre-need arrangements sold beginning January 1, 2003 as discussed above under the heading "Revenue".


Sales commissions and obtaining costs

     Selling and costs of obtaining pre-need arrangement contracts increased to $5,575,000 for the year ended December 31, 2003 from $2,938,000 for the year ended December 31, 2002, an increase of $2,637,000. Substantially all of this increase relates to the matching of expenses to the same time period as the related revenue is recognized. Prior to 2003, sales costs directly related to contracts sold would be deferred together with the contract revenue, to be taken into income on fulfillment (provision of the cremation service). Commencing in 2003, revenue from merchandise and administrative services is recognized at the time of sale, accordingly commissions and other costs of obtaining the sale are also fully recognized immediately. Selling and obtaining costs also increased marginally in 2003 over 2002 due to increased competition and the costs of obtaining sales leads.

Operating expenses

     Salaries and payroll costs were $4,334,000 for 2003 compared with $3,828,000 for 2002, an increase of 13%. We added two new locations in 2002, and one in 2003. We also added more management staff at our corporate office in
2003. This was required for the administration of the increased number of locations, and to maintain our current level of pre-need sales in an increasingly competitive market.

     Stock based compensation decreased by $113,000 in 2003 from 2002. We issued shares for compensation totaling $118,000 in 2003, compared with $59,000 in 2002, for an increase of $59,000. This was offset by $172,000 in compensation expense related to stock option expense in 2002 (2003:nil) related to options granted to our former Chief Financial Officer (See, Item 10-Executive Compensation, Bagley Settlement Agreement).

     Premises rent and utilities expense was approximately $932,000 for the year ended December 31, 2003 compared with $784,000 for 2002, for an increase of $148,000. This increase is primarily due to our adding 2 locations mid-2002, and one location in 2003.

     Insurance costs increased by approximately $99,000 in 2003 over 2002 due to an increase in risk premiums charged by our insurance carriers which they attribute to the events of 9-11. We continue to face increased insurance costs as existing policies come up for renewal.

     Other operating services and supplies were reduced by $179,000 (9%) in 2003 compared with 2002. This was as a result of initiatives to reduce company wide general overhead expenses.

     Professional fees were reduced approximately $229,000 for 2003 compared with 2002, as a result of our efforts to reduce our reliance on outside professionals by undertaking more administrative duties in-house in 2003.

     Employee settlements expense of $306,000 in 2003 (2002 Nil). Substantially all of this amount relates to the terms of a separation agreement with our former Chief Financial Officer under which his employment agreement was cancelled.

     Total operating expenses were $9,315,000 for the year ended December 31, 2003 compared with $8,805,000 for the year ended December 31, 2002. The net increase in operating expenses of $510,000 relates to the reasons described above.

Operating profit (loss)

     Operating profit was $1,110,000 for 2003 compared with an operating loss of $4,291,000 for 2002. The difference in operating results was due mainly to our being able to recognize revenue from the sale of merchandise which is now delivered under new pre-need arrangements sold beginning January 1, 2003 as discussed above under the heading "Revenue".

Other revenue and expenses

     Trust placement fees of $721,000 were received in 2003 as consideration of our entering into an agreement to retain Forethought Federal Savings Bank as the new trustee for our Florida and Washington State trusts (2002:Nil). This is not anticipated to be an on going source of annual income.

     Lawsuit settlement proceeds. In 2002 the Company received $165,000 to settle a lawsuit for service mark infringement (2003: Nil).

Interest and finance expense

     Interest and finance expense was $1,864,000 for the year ended December 31, 2003 compared with $2,579,000 for the year ended December 31, 2002. Interest and finance expense decreased as a consequence of the restructuring of a number of long term liabilities during 2003.

Net loss

     Net loss for the year ended December 31, 2003 was $33,000 ($0.01 per share) compared with $6,706,000 ($1.88 per share) for the year ended December 31, 2002. The decrease of $6,673,000 in loss for the year relates to the reasons described above.

Liquidity and Capital Resources

     At December 31, 2003 we had current assets of $2.7 million and current liabilities of $4.4, for a working capital deficiency of $1.7 million. In February 2004 we received $1.9 million as marketing allowance for the purchase of group insurance for the majority of our pre-arranged California customers, as well as a refund of $0.7 million for prior years' overpayment of sales tax. This placed us in a working capital positive position. After making a pre payment of a portion of our current maturities of debentures ($1.2 million), we have cash assets of approximately $2.0 million at March 29, 2004.

     We anticipate that cash flow from operations will be sufficient to meet our working capital requirements during 2004. We expect to end the year with approximately the same amount ($2.0 million) of cash on hand. We have budgeted $1.1 million for the start up losses and costs associated with the opening of 4 new offices, and new marketing initiatives which we expect will allow us to reduce the selling and obtaining costs per sale, and ultimately increase our sales volume. The costs associated with the new offices and marketing initiatives are expected to be paid from cash flow from operations. We anticipate that we will not be required to incur additional debt nor raise additional capital through the sale of shares.

     Our long term debt at December 31, 2003 comprises:

     o Debentures in the principal amount of $7.0 million bearing interest at 13% per annum, maturing in July 2007. At March 29, 2004 we have paid $1.2 million of the principal payments of $1.7 million due in 2004. Total debt maturities for each of the years 2005, 2006, and 2007 are $1.9 million, $2.5 million and $0.9 million respectively

     o Convertible Debentures in the principal amount of $1.1 million, which are mandatorily convertible into shares of our common stock on March 31, 2004 at the price of $1.20 per share. We will not be exercising our right to settle these debenture in cash,

     o $510,000 payable in equal installments of $10,000 per month under the terms of a settlement agreement with our former Chief Financial Officer.

     We project we will realize sufficient cash from operating activities over the upcoming 12 months to satisfy in full our existing obligations as they become due.

     Our only internal sources of liquid assets are cash flows from operations. We have no standby line of credit, nor have we been able to make arrangements for such line of credit. We have no external sources of liquid assets.

     As at December 31, 2003, we had the following contractual obligations and commercial commitments:

     ----------------------------------------------------------------------------------------------------
         Contractual                                   Payments Due by Period
         Obligations
     ----------------------------------------------------------------------------------------------------
                                 Total        Less Than One      1-3 Years     4-5 Years    After 5 Years
                                                   Year
     ----------------------------------------------------------------------------------------------------
        Long-Term Debt        $8,651,517        $2,991,145      $4,612,144     $1,048,228        Nil
         Obligations
     ----------------------------------------------------------------------------------------------------
        Capital Lease             Nil              Nil              Nil           Nil            Nil
         Obligations
     ----------------------------------------------------------------------------------------------------
       Operating Leases       $2,564,990          $739,042      $1,309,441       $516,507        Nil
     ----------------------------------------------------------------------------------------------------
     Employment Contracts     $3,941,148        $1,466,916      $1,674,232       $800,000        Nil
     ----------------------------------------------------------------------------------------------------
      Total Contractual      $15,157,655        $5,197,103      $7,595,817     $2,364,735        Nil
         Obligations
     ----------------------------------------------------------------------------------------------------

     We intend to finance any acquisitions or start ups from operational cash flow, or a combination of operational cash flow and vendor financing. We have no material commitments for capital expenditures at this time.

     We do not anticipate that we will have to raise new capital during the next 12 months. We anticipate we will be able to meet our contractual obligations from operating cash flow. In the event that operating cash flow is insufficient to meet our contractual obligations, we will be required to raise new financing to cover the shortfall through the issue of debt or equity. There can be no assurance such new financing will be available or accessible on reasonable terms.

     Subsequent to December 31, 2004, we entered an amended and restated employment agreement with our CEO, which requires us to purchase a total of 538,818 shares and convertible securities exerciseable to acquire an addition 457,692 shares a owned by him and/or certain related parties, unless such shares are acquired by debentureholders which hold a right of first refusal related to such securities, for a purchase price equal to 13% of the value of our company ("Purchase Price") in the event of termination of his employment (i) by Neptune Society, (ii) by our CEO for good reason, (iii) on a change of control of our company, or (iv) on the expiry of the employment agreement on December 31, 2010. See "Executive Compensation, Marco Markin Employment Agreement." If such an event were to occur, we may be required to pay the Purchase Price from working capital or to raise additional capital to make such payments, which may have a material adverse effect on our liquidity and result of operations. The issuance of additional equity securities under such circumstances may cause substantial dilution to existing shareholders. The payment of the Purchase Price will result in a compensation expense, which will likely have a material adverse effect on our result of operations. The existence of the employment agreement is likely to deter third parties from acquiring our company and may have a material adverse effect on the value of our equity securities.

     In February 2004, we received $1.9 million as marketing allowance for the purchase of group insurance for the majority of our pre-arranged California customers. Under the terms of these policies, we are required to refund any commissions we receive on the policies if a member terminates its pre-need contract prior to death. Our historical termination rate is currently 0.2% annually. Any substantial increase in cancellation of pre-need contracts may have a material adverse effect on our results of operations. In addition, we anticipate that the management and financing fees earned on pre-need trust funds will decline as a result of our increased use of fully paid group life insurance policies.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our business, financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS


                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002




                                    CONTENTS


                                                                     Page

Independent Auditors' Report                                            F-1

Consolidated Financial Statements:
     Consolidated Balance Sheets                                        F-2
     Consolidated Statements of Operations                              F-3
     Consolidated Statements of Stockholders' Equity                    F-4
     Consolidated Statements of Cash Flows                              F-5
     Notes to Consolidated Financial Statements                         F-7

INDEPENDENT AUDITORS' REPORT


Board of Directors
The Neptune Society, Inc.
Sherman Oaks, California



We have audited the accompanying consolidated balance sheets of The Neptune Society, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Neptune Society, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Stonefield Josephson, Inc.
Santa Monica, California
March 12, 2004
CERTIFIED PUBLIC ACCOUNTANTS

                      NEPTUNE SOCIETY INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31, 2003       December 31, 2002
                                                                        -----------------       -----------------
                    ASSETS
Current assets:

  Cash                                                                   $     537,997            $    775,966
  Accounts receivable, net of reserves of $200,000                           2,048,490               1,818,162
  Prepaid expenses and other current assets                                    124,814                 106,642
                                                                        -----------------       -----------------
        Total current assets                                             $   2,711,301            $  2,700,770
                                                                        -----------------       -----------------
Accounts receivable, net - non current                                         395,125                 252,305

Property and equipment, net                                                    340,934                 520,759

Names and reputations                                                       24,406,031              24,397,696

Deferred financing costs                                                       762,033                 810,347

Deferred charges and other assets                                            6,797,974               6,963,738
                                                                        -----------------       -----------------
                                                                         $  35,413,398            $ 35,645,615
                                                                        =================       =================
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                               $   2,425,285            $  2,688,839
  Current portion of long-term debt                                          1,950,582               2,357,265
                                                                        -----------------       -----------------
          Total current liabilities                                          4,375,867               5,046,104
                                                                        -----------------       -----------------
Notes payable                                                                6,700,935               6,754,965
                                                                        -----------------       -----------------
Other long-term liabilities                                                          -                 389,662
                                                                        -----------------       -----------------
Deferred pre-need revenues                                                  19,546,478              19,702,742
                                                                        -----------------       -----------------
Liabilities to be settled by issue of shares                                   140,076                 260,525
                                                                        -----------------       -----------------

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                                       -                       -
  Common stock, $.001 par value, 75,000,000 shares authorized,
    5,773,205 and 4,280,423 shares issued and outstanding at
     December 31, 2003 and 2002 respectively                                     5,773                   4,280
  Additional paid-in capital                                                32,263,014              31,072,881
  Accumulated deficit                                                      (27,618,745)            (27,585,544)
                                                                        -----------------       -----------------
           Total stockholders' equity                                        4,650,042               3,491,617
                                                                        -----------------       -----------------
                                                                         $  35,413,398            $ 35,645,615
                                                                        =================       =================




See accompanying notes which form an integral part of these consolidated financial statements.

                      NEPTUNE SOCIETY INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 YEAR ENDED
                                                                    December 31, 2003     December 31, 2002
                                                                    ----------------------------------------
Revenue
   Services and merchandise                                          $  19,598,889          $ 10,899,026
   Management and finance fees                                             872,438               867,583
   Insurance marketing allowances                                          239,862                     -
                                                                    ----------------------------------------
                   Total revenue                                        20,711,189            11,766,609

Costs and expenses                                                       4,711,096             4,315,199

Gross profit                                                            16,000,093             7,451,410

Sales commissions and obtaining  costs                                   5,574,750             2,937,667

Operating Expenses
      Salaries and payroll costs                                         4,333,702             3,828,143
      Compensation - stock based                                           290,877               404,101
      Premises rent and utilities                                          931,726               783,600
      Insurance                                                            456,780               357,726
      Communications                                                       494,630               493,226
      Other operating services and supplies                              1,828,652             2,007,624
      Amortization and depreciation                                        224,301               253,428
      Professional fees                                                    448,452               677,009
      Employee settlements                                                 306,378                     -
                                                                    ----------------------------------------
                   Total operating expenses                              9,315,498             8,804,857

Operating profit (loss)                                                  1,109,845            (4,291,114)

Other income (expenses)
     Trust placement fees                                                  720,915                     -
     Lawsuit settlement proceeds                                                 -               165,000

      Interest and finance expense                                      (1,863,961)           (2,579,462)
                                                                    ----------------------------------------
Net loss for the period                                              $     (33,201)         $ (6,705,576)
                                                                    ========================================

Loss per share - Basic and Diluted                                           (0.01)                (1.88)

Weighted average numbers of shares                                       5,233,747             3,576,100



See accompanying notes which form an integral part of these consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Common Stock          Additional        Accum-           Total
                                                                                Paid-In         ulated       Stockholders'
                                                     Shares        Amount       Capital        Deficit          Equity
                                                 -------------------------------------------------------------------------
Balance at December 31, 2001                         2,152,952       2,153     27,901,241    (20,879,968)       7,023,426

Net Loss                                                                                      (6,705,576)      (6,705,576)

Shares issued for:
     Settlement of accrued liabilities                  21,250          21        406,321              -          406,342

     Restructuring fees on long term debt              327,083         327        389,673              -          390,000

     Cash                                            1,388,889       1,389      1,498,611              -        1,500,000

     Conversion of debenture                           225,000         225         74,775              -           75,000

     Acquisitions and other                              6,559           7          2,282              -            2,289

     Compensation - shares issued                       51,250          51         59,050              -           59,101

     Settlement of debenture interest                  107,440         107        115,928              -          116,035

     Compensation related to stock options                   -           -        345,000              -          345,000

     Beneficial conversion feature on
     convertible debt                                        -           -        280,000              -          280,000
                                                 -------------------------------------------------------------------------
Balance at December 31, 2002                         4,280,423       4,280     31,072,881    (27,585,544)       3,491,617

Net Loss                                                                                         (33,201)         (33,201)

Shares issued for:
     Cash                                              307,692         307        199,693              -          200,000

     Settlement of liabilities                         339,540         340        222,512              -          222,852

     Settlement of debenture interest                   63,432          64         41,166              -           41,230

     Compensation - shares issued                      182,118         182        118,195              -          118,377

     Refinancing fee                                   600,000         600        419,400              -          420,000

     Compensation related to stock options                   -           -        172,500              -          172,500

     Refinancing fees related to warrants                    -           -         16,667              -           16,667
                                                 -------------------------------------------------------------------------
Balance at December 31, 2003                         5,773,205       5,773     32,263,014    (27,618,745)       4,650,042
                                                 =========================================================================




The accompanying notes form an integral part of these consolidated financial statements.

                     NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         YEAR ENDED
                                                                           December 31, 2003     December 31, 2002
                                                                           ---------------------------------------
                                                                                   $                      $
Cash flows provided by (used in)

Operating Activities
Net loss for the period                                                        (33,201)            (6,705,576)
Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
          Depreciation and amortization                                        224,301                253,428
          Accretion of discount on notes payable                               174,568                135,239
          Non-cash interest and amortization of deferred
               finance costs                                                   734,000              1,098,993
          Stock compensation                                                   290,877                404,101
          Compensation expense to be settled by stock                                -                160,525
          Compensation expense deferred                                        155,338
          Changes in operating assets and liabilities:
          Accounts receivable                                                 (373,148)              (319,191)
          Prepaid expenses and other current assets                            (18,172)                 7,002
          Deferred financing costs                                             (36,000)                     -
          Deferred charges and other assets                                    165,764             (2,620,579)
          Accounts payable and accrued liabilities                            (161,152)               306,506
          Deferred pre-need revenues                                          (156,264)             8,013,790
                                                                           ---------------------------------------
           Net cash provided by operating activities                           966,911                734,238
                                                                           ---------------------------------------
Investing activities
     Acquisitions, net of cash acquired                                         (8,335)               (33,224)
     Purchase of property and equipment                                        (44,476)              (175,096)
                                                                           ---------------------------------------
           Net cash used in investing activities                               (52,811)              (208,320)
                                                                           ---------------------------------------
Financing activities
     Proceeds of common stock issued                                           200,000              1,500,000
     Payments on notes payable                                              (1,352,069)            (1,954,862)
     Increase in long term liabilities                                                                291,691
     Proceeds from issuance of debt, net                                                              200,000
                                                                           ---------------------------------------
           Net cash used in (provided by) financing activities              (1,152,069)                36,829
                                                                           ---------------------------------------
(Decrease) increase in cash in the year                                       (237,969)               562,747
                                                                           ---------------------------------------
Cash, beginning of year                                                        775,966                213,219
                                                                           ---------------------------------------
Cash, end of year                                                              537,997                775,966
                                                                           =======================================



See accompanying notes which form an integral part of these consolidated financial statements.

                     NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED



                                                                                         YEAR ENDED
                                                                           December 31, 2003     December 31, 2002
                                                                           ---------------------------------------
Supplemental disclosure of cash flow information
   Cash paid during the year for Interest                                    1,129,961              1,147,469
                                                                           =======================================
Supplemental disclosure of non-cash investing and financing activities
   Acquisition debt refinanced with other long term debt                     1,500,000                      -
                                                                           =======================================
   Discount on debenture payable                                                     -                280,000
                                                                           =======================================
   Accrued liabilities settled by issue of stock                                     -                796,342
                                                                           =======================================
   Other long-term liability settled by note payable                           389,662                      -
                                                                           =======================================
   Stock issued on conversion of debentures                                          -                 75,000
                                                                           =======================================
   Stock issued to settle deferred compensation                                120,450                      -
                                                                           =======================================
   Stock issued in payment of accrued interest on notes payable                 41,230                116,035
                                                                           =======================================
   Stock issued for acquisitions                                                     -                  2,289
                                                                           =======================================
   Deferred compensation to be settled by stock                                      -                100,000
                                                                           =======================================
   Stock issued in settlement of accounts payable                              102,402                      -
                                                                           =======================================
   Stock and stock purchase warrants issued as refinancing fees                436,667                      -
                                                                           =======================================




See accompanying notes which form an integral part of these consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



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

     As of December 31, 2003, the Company has a working capital deficit of approximately $1.6 million. In February, 2004 the Company received cash proceeds of $1.9 million in marketing allowances on the purchase of insurance policies by certain of its pre-need trusts, and proceeds of $0.7 million on the recovery of prior years' excise tax overpayments (total of $2.6 million). It currently has positive working capital of $1.1 million.

(2)  Summary of Significant Accounting Policies:

     Principles of Consolidation:

          The consolidated financial statements as of December 31, 2003 and 2002 and for the years then ended present the consolidated accounts of The Neptune Society, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue Recognition

          The Company derives revenue from the sale of merchandise and administrative services and travel plans (pre-arrangements), cremation services (at-need services), management fees for trust administration, marketing allowances for the purchase of group insurance coverage for pre-arrangements, and consumer financing.

          Pre-arrangements revenue recognition

          On January 1, 2003 the Company implemented a full merchandise delivery policy for new pre-need contracts sold in all locations except in three States where merchandise delivery under pre-need contracts is not permitted. The effect of this revised business practice is that the portion of the pre-arrangement revenue allocable to merchandise sold, travel contracts placed and administrative fees charged is recognized as revenue at the time the pre-need contracts are sold and the merchandise delivered in all locations except in those three States.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued

          Pre-arrangements revenue recognition, continued

          For the year ended December 31, 2002 and prior, the Company's merchandise sales policy did not meet the revenue recognition criteria under generally accepted accounting principles, and accordingly merchandise sales revenue was deferred until the cremation service was provided and the at need revenue was recognized. The same policy is followed in those three States where we do not currently deliver merchandise due to regulatory restrictions.

          Cremation Services Revenue

          Cremation Services revenue is earned both from the fulfillment of pre-arranged services, and from services performed on an at-need basis for non-members.

          Revenue related to fulfillments for pre-arrangements entered into commencing January 1, 2003 comprises the amount of money received from trust funds allocated to the member. For fulfillments of pre-arrangements made prior to January 1, 2003, cremation services revenue comprises the amount received from trust as well as the merchandise revenue portion not previously delivered nor recognized.

          At-need services performed for non-members, where no pre-arrangements nor trusting is involved, are recognized at the time services are performed.

          Installment sales

          The paid and receivable portion for merchandise, travel and administrative services are recorded at the time the contract is signed and the merchandise is delivered, and recognized in accordance with the Company's revenue recognition policy for pre-arrangements.

          Sales commissions and obtaining costs

          These costs are expensed in the period incurred commencing January, 1, 2003 except for sales commissions incurred and directly related to pre-arrangements in the three States where merchandise delivery is not allowed. In these States, the sales commissions continue to be deferred.

          Sales commissions and obtaining costs for the 2002 and prior years included sales commissions only to the extent they were directly related to pre-arrangements fulfilled in the year. Sales commissions for all pre-arrangements still in effect were deferred. Accordingly for 2003 and subsequent years, sales commissions expense for the year includes commissions on new pre-arrangements as well as 2002 and prior contracts fulfilled.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued:

          Comparative figures

          The direct comparability of the amounts shown in the Statement of Operations for Revenue, Gross Profit, Sales Commissions and Obtaining Costs, and Loss from Operations between the years ended December 31, 2003 and 2002 is affected by the new merchandise delivery policy for the above reasons.

          Management fees, financing income and marketing allowances

          Fees derived from the management, administration and investment of its trust funds, and interest charged on pre-arrangement financing are recognized as income in the year earned.

     Trust Funds:

          In all States in which it sells pre-need arrangements, the Company is required to place in trust or purchase a group or individual life insurance policy sufficient to cover the costs of it providing fulfillment cremation services ("Trust Funds"). The trustors of such trusts are the purchasers of the pre-need arrangements. The Company does not have title to nor control of the trust fund or escrow corpus and, therefore, such amounts are not reflected in the accompanying consolidated financial statements. Earnings on the trust funds and escrow deposits generally accumulate in the trust fund or escrow until the cremation service is performed and the funds are released to the Company. The earnings on the trust funds are provided to the Company to offset inflation in costs to provide the cremation services. Accordingly, the Company recognizes such earnings as additional revenue at the time of the cremation service is performed and the funds are released to the Company. However, California and one "grandfathered" Florida trust allow the Company to withdraw nonrefundable fees from the trust on an annual basis in consideration for administering the trust funds. California allows a maximum fee of four percent of beginning year trust fund corpus, subject to the trust fund's annual performance. The Florida trust fund allows the Company to withdraw the annual earnings of the fund as a fee, subject to
          meeting  certain  funding  requirements.   Such  fees  are  recognized
          currently as management fees in the accompanying consolidated statements of operations.

          The fair value of pre-need trust funds and the face value of insurance policies are approximately $49 million at December 31, 2003. All trust funds are either held in cash or invested in Government investments or high grade fixed income investments and equities.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



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

     Advertising:

          Costs of advertising are expensed as incurred. Advertising expense was $2,275,919 and $1,877,078 for the years ended December 31, 2003 and 2002, respectively.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     Income Taxes:

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences and attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to their estimated net realizable value.

          As a result of the Company's continuing losses during the years ended December 31, 2003 and 2002, the Company recorded a valuation allowance of 100%

     Stock Based Compensation:

          SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the day of grant.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     Stock Based Compensation, Continued:

          If the Company had elected to recognize compensation cost for its stock options and warrants based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share would have been as follows:

                                                               2003                    2002
                                                           -------------         -------------
          Net loss as reported                             $    (33,201)         $ (6,705,576)
               Compensation cost measured by fair
               value method                                $    (10,783)         $   (447,775)
                                                           -------------         -------------
           Pro forma net loss                              $    (43,984)         $ (7,153,351)
                                                           =============         =============

          Basic and diluted loss per common share:
               As reported                                 $      (0.01)         $      (1.88)
                                                           =============         =============
               Pro forma                                   $      (0.01)         $      (2.00)
                                                           =============         =============

          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option-pricing model; dividend yield nil, expected volatility 21%(2002: 32%), risk free interest rate 6.0%, and expected life of 3 years.

          The weighted-average fair value of options granted during the years ended December 31, 2003 and 2002 were $0.10 and nil, respectively.

     Deferred Revenue:

          For the 2002 and prior years, the Company deferred all of the revenue allocated to the merchandise and administrative services components of pre-arranged contracts sold. For 2003 and future years, deferral is only made in those States where the delivery of merchandise is not permitted.

     Deferred Charges:

          Deferred charges includes sales commissions paid which are directly related to pre-arrangement revenue deferred. These deferred costs are to be charged to operations in the same period as the fulfillments are performed and the deferred revenue is recognized.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     Deferred Financing Costs:

          Costs incurred with respect to financing and refinancing of the Company's long-term debt are deferred and expensed as interest and finance cost over the life of the respective debt instrument.

     Computation of Loss Per Common Share:

          Basic and diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. For the years ended December 31, 2003 and 2002, options to purchase 1,029,035 and 608,728 shares, respectively, of common stock at prices ranging from $0.65 to $57.00 per share were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

          Additionally, warrants and conversion rights to purchase 2,950,294 and 2,617,211 shares at December 31, 2003 and 2002, respectively, at prices ranging from $0.72 to $3.00 per share were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

     Fair Value of Financial Instruments:

          The carrying amounts of cash, current receivables, and accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The fair value of the Company's long-term fixed rate debt is estimated using future cash flows discounted at rates for similar types of borrowing arrangements and approximates its carrying value.

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     Comprehensive Income (Loss):

          Except for net loss, the Company does not have any transactions or other economic events that enter into other comprehensive loss during the years presented.

     Recent Accounting Pronouncements:

          In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." These pronouncements will not affect the Company because they are not relevant to our business.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. Interpretation 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

          In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as requires under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In January 2003, the FASB issued interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns of both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

          In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise FIN 46 is to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2003. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

          In April, 2003 the FASB issued SFAS No.149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under FASB 133. The Company does not expect the adoption of this pronouncement to have a material impact to the Company's financial position or results of operations.

          In May, 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(3)  Changes in Accounting Principles:

     Goodwill (Names and Reputations):

          In July, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company adopted FASB 142 effective January 1,
          2002. The asset "Names and Reputations" meets the definition of goodwill under FASB 142.

          On implementation of FASB 142, management determined that the fair value of the Company as a single reporting unit under FASB 142 exceeded the carrying value of the net assets, including goodwill. The Company has subsequently completed the annual evaluations of the implied value of its goodwill, and determined that there is no impairment in value at December 31, 2003 and 2002.

          For 2001 and prior fiscal years, the Company amortized Names and Reputations over a period of 20 years from acquisition, resulting in amortization expense of approximately $1,500,000 annually. There was no amortization recorded in 2003 and 2002 due to the adoption of SFAS No. 142.

          With the requirement to adopt FASB 142, the Company will no longer amortize its acquired goodwill on a systematic basis. Rather it will test the value of goodwill annually, and if it is determined that the goodwill is impaired, the carrying value will be adjusted by a charge to operations in the year that such determination is made.

          An analysis of the historical carrying value of goodwill is as follows:

                                                                          2003               2002
                                                                     --------------     -------------
          Cost
               Names and Reputations recorded on acquisition
               Of predecessor companies and businesses               $ 28,366,930       $ 28,358,595

          Less:
               Accumulated amortization (1999 to 2001)                 (3,960,899)        (3,960,899)
                                                                     --------------     -------------
                   Net Book Value                                    $ 24,406,031       $  24,397,696
                                                                     ==============     =============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(4)  Property and Equipment

     Property and equipment is summarized as follows:

                                                              2003                2002
                                                          --------------     --------------
     Furniture and fixtures                                   204,306           195,344
     Automobiles                                              152,100           154,208
     Equipment                                                511,521           496,532
     Leasehold improvements                                   202,439           194,931
                                                          --------------     --------------

     Total property and equipment                           1,070,366         1,041,015
     Less accumulated depreciation and amortization          (729,432)         (520,256)
                                                          --------------     --------------
     Property and equipment, net                           $  340,934         $ 520,759
                                                          ==============     ==============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(5)  Notes Payable:

                                                                                       2003              2002
                                                                                  -------------      ------------
     13% Debentures
     Amortizing at $125,000 per month principal and interest with scheduled balloon payments to July 31, 2007. Secured by a first trust deed on substantially all assets of the Company See (a)
     below.                                                                       $ 6,952,743        $ 5,788,202

     Acquisition debt
     Promissory notes bearing interest at 13% per annum, payable in monthly installments of $78,471, including interest due July 31,
     2003. See (b) below.                                                                   -          1,782,057

     Acquisition debt - 2001
     Promissory  note,  non-amortizing,  13%  interest due July
     2003.  Includes accrued interest of $45,208  (December 31,
     2001: nil).  See (b) below.                                                            -            395,208

     13.75% mandatory convertible debentures
     Interest only payable monthly.  See (c) below.                                 1,040,563            896,653

     Professional services debt
     Notes payable,  non-interest  bearing,  payable in monthly installments  of $15,000,  due November  2003 and February
     2004.  See (d) below.                                                            148,211            250,110

     Employee settlement note
     Payable in monthly installments of $10,000                                       510,000                  -
                                                                                  -------------      ------------
                                                                                    8,651,517          9,112,230

     Less current portion                                                          (1,950,582)        (2,357,265)
                                                                                  -------------      ------------
                                                                                  $ 6,700,935        $ 6,754,965
                                                                                  =============      ============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(5)  Notes Payable, Continued:

     (a)  13% Convertible debentures

     Under the terms of the debentures, interest at the rate of 6.5% per annum was deferred as to payment until May 31, 2003. Commencing June 1, 2003, monthly interest payments increased to 13% per annum, accrued interest representing the 6.5% per annum interest deferred in prior years became payable commencing on June 1, 2003 at the rate of $15,000 per month.

     During 2002, the note holders exercised their pre-emptive right to acquire the amount of $71,563 of 13.75% convertible debentures, which debentures are automatically convertible into common shares at $1.20 per share on March 31, 2004. The note holders also exercised their pre-emptive rights to acquire 107,440 common shares at a cost of $116,035.

     In 2003 the note holders exercised their pre-emptive right to acquire 63,432 common shares at a cost of $41,230. The acquisition of the shares was in reduction of accrued interest owing to them.

     By an agreement dated July 31, 2003 the Company borrowed a further $1,500,000 for the purpose of making the final payment of $1.8 million in acquisition debt related to its 1999 purchase of the Neptune Society business. In connection with the debt financing, the Company also restructured its obligations under the 13% Debentures.

     This restructuring favorably amended the previous fixed charge coverage ratio obligation and cured certain possible conditions of default under the debentures. The restructured debentures are repayable by July 31, 2007, with the Company holding the right to prepay the debentures at any time without penalty.

     Amended payments of principal under the additional and restructured debentures are as follows, by fiscal year ended December 31:

                        2004            $1,682,371
                        2005            $1,855,284
                        2006            $2,516,860
                        2007            $898,228
                                        -----------
                                        $6,952,743
                                        ===========

     The company issued 600,000 shares of its stock to the lenders as a refinancing fee. A term of the refinancing was the replacement of the conversion rights of the original debentures (whereby the lenders could convert the debt into stock at a price of $3.00 per share until February 24, 2005) into detached warrants for the purchase of the same number of shares at the same price for a period of 5 years. The value of the shares and warrants issued ($420,000 and $16,667 respectively) were charged to deferred financing costs and are being amortized to operations over the extended maturity of the financing.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(5)  Notes Payable, Continued:

     (b)  Acquisition debt

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

     (c)  13.75% mandatory convertible debenture

     In 2002, the Company issued face value $1,071,653 of 13.75% convertible debentures in consideration for cash (including satisfaction of an outstanding note payable of $800,000) of $1,000,000 and settlement of $71,653 of accrued interest payable to a debenture holder holding certain pre-emptive rights to all corporate financings.

     The debenture holders may exercise their rights to acquire common shares at the price of $1.20 per share at any time prior to March 31, 2004, at which date the debentures automatically convert to common shares.

     The Company may retire the debentures for cash prior to conversion by paying the debenture holders a premium of 50% on the face value of the debt.

     The Company is to issue 83,333 shares as a loan fee valued at $107,000. The loan fee, together with the amount of $173,000 allocated to the beneficial conversion feature, are being accreted as interest and finance expense on a straight line basis over the term to maturity of the debenture. The unaccreted amounts of $31,000 and $175,000 have been recorded as a reduction of the carrying value of the debt at December 31, 2003 and 2002, respectively.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(5)  Notes Payable, Continued:

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

     The carrying value of the debt is net of unamortized discount of nil and $30,658 at December 31, 2003 and 2002, respectively.

     (e)  Employee Settlement Liability

     The Company in 2003 entered into a separation agreement with its former Chief Financial Officer, under which his employment agreement was cancelled. The agreement requires the payment of a total of $600,000 in equal monthly payments over a five year period beginning April 2003. The Company had previously made provision for deferred compensation and related costs totaling approximately $ 390,000 with respect to the former officer's services. The separation agreement also provides for a final conditional payment of $100,000 if the Company has net free cash of at least $1,000,000 after all normal operating expenses for the final year of the agreement. There is also provision for the acceleration of payments in the event of certain specified events, such as change of control of the Company, sale of substantially all of our assets, sale of a location, or payment of dividends to stockholders.

     (f) The aggregate maturities of long-term debt at December 31, 2003 are as follows:

     Year Ended December 31, 2004

                                                            $
       (Including $ 1,040,563 of debt mandatorily             2,991,145
       convertible into shares)
       2005                                                   1,975,284
       2006                                                   2,636,860
       2007                                                   1,018,228
       2008                                                      30,000
                                                            -------------
                                                            $ 8,651,517
                                                            =============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(6)  Stockholders' Equity:

     Common Stock

     Effective March 22, 2002, the Company completed a reverse split of its common stock on the basis of one share for each four shares previously issued. All references in these consolidated financial statements to share numbers and per share amounts give retroactive effect to the reverse stock split.

     On May 31, 2002, the authorized capital of the Company was increased to 75,000,000 shares of common stock, $0.001par value, and 10,000,000 shares of preferred stock, $0.001 par value.

     In February 2003, the Company issued 307,962 Units, each Unit consisting of one share of common stock and one warrant for the purchase of an additional one share, exercisable at the price of $0.72 per share until February 19, 2004, and $0.79 per share exercisable to February 19, 2005. The Units were issued to a private company controlled by the family of an executive officer and director.

     Liabilities To Be Settled By Issue of Shares
     --------------------------------------------


                                                   December 31, 2003                December 31, 2002
                                                  Number                         Number
                                                of Shares         Amount        of Shares        Amount
                                                -----------    -----------     -----------    -----------
         Deferred compensation to executives      215,500        140,076         400,807        $260,525
                                                ===========    ===========     ===========    ===========

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(6)  Stockholders' Equity:

     Executive Stock Options
     -----------------------

     Under the terms of five year employment agreements commencing January 1, 2001, each of three Executive Officers were granted options to acquire 130,682 shares at a price of $4.40 per share annually for the term of their contracts. One executive terminated his employment in 2002 and options granted to him in 2001 and 2002 were cancelled. At December 31, 2003, stock options representing 653,410 shares have vested and are unexercised (2002:
     522,728) at the exercise price of $4.40 per share.

     Stock Options
     -------------

     The following table is a summary of the Company's stock options outstanding as of December 31, 2003 and 2002 and the changes during the years then ended.

                                                              2003                         2002
                                                              ----                         ----
                                                                   Average                       Average
                                                                  Exercise                       Exercise
                                                     Number         Price          Number         Price
                                                   ---------------------------------------------------------
         Outstanding, beginning of year              608,728       $  7.19         607,296       $  14.52
         Granted                                     460,682       $  1.73         392,046       $   4.40
         Cancelled and expired                      (301,739)      $     -        (390,614)      $     -
                                                   ---------------------------------------------------------
         Outstanding, end of year                    767,671       $  3.50         608,728       $   7.19
                                                   ---------------------------------------------------------
         Exercisable, end of year                    467,671       $  5.31         608,728       $   7.19
                                                   =========================================================


     The  following   table  further   describes  the  Company's  stock  options
     outstanding as of December 31, 2003:

               Number of            Weighted average        Weighted average
                 Options             remaining life             average                Number
              Outstanding               (years)              exercise price         exercisable
              -----------               -------              --------------         -----------
                   75,625                  .5                    10.00                 75,625
                  150,000                 2.2                     0.65                      -
                  150,000                 2.2                     0.70                      -
                  392,046                 2.0                     4.40                392,046
             --------------                                                      --------------
                  767,671                                                             467,671
             ==============                                                      ==============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(6)  Stockholders' Equity, Continued:

     Warrants and conversion rights outstanding
     ------------------------------------------

     The following stock purchase warrants are outstanding at December 31, 2003:

                                                                                              Number of shares
                                                                                                subject to
                                                                                                warrants and
                                                  Expiration Date                Price        conversion rights
                                                  ---------------                -----        -----------------
   Granted in connection with:

   13.0% Debentures                               July 31, 2007                   $3.00            1,716,667

   13.75% Mandatory Convertible Debenture         March 31, 2004                  $1.20              893,044

   12.0% Convertible Debenture                    December 21, 2005               $3.00                7,500

   Unit offering of Common Stock                  February 19, 2004/5       $0.72/$0.79              333,083
                                                                                              --------------
                                                                                                   2,950,294
                                                                                              ===============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(7)  Commitments and Contingencies:

     Employment and Consultant Agreements
     ------------------------------------

     The Company has entered into Employment and Consulting Agreements extending for periods in excess of one year with the following:

     Chief Executive Officer - Agreement for a five year period ending December 31, 2005 at an annual base salary of $200,000, a minimum annual bonus of $100,000, stock options to purchase 130,682 shares at a price of $4.40 annually, automobile, business and entertainment allowances of a minimum of $24,000 annually, and a housing allowance totaling approximately $83,000 annually. In the event of termination by the Company without cause, or by the executive with cause, the agreements provide for a lump sum payment to the executive equal to three times the annual base salary, plus the greater of $500,000 or three times the highest annual bonus paid. The agreement was amended in March 2004 as detailed in Note 10(a)-Subsequent Events.

     Two officers and two executive officers are retained under employment agreements, cancelable upon six months notice. The agreements provide for compensation and expenses allowances totaling approximately $792,000 and $798,000 for 2004 and 2005 respectively. The agreements expire in the first quarter of 2006.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(7)  Commitments and Contingencies:

     Leases
     ------

     The Company leases  facilities  under operating lease  agreements  expiring
     through  July  2009.  The  Company  also  leases   certain   equipment  and
     automobiles under operating lease agreements expiring at various dates.

     Future   minimum   lease   payments  for  the  upcoming  four  years  under
     non-cancelable operating leases in effect December 31, 2003 are as follows:

          Year ending December 31,

                   2004                               $   739,042
                   2005                                   689,257
                   2006                                   620,184
                   2007                                   516,506

     Litigation
     ----------

     The Company is from time to time subject to routine litigation arising in the normal course of business. Management, with the advice of legal counsel, believes that the results of any such routine litigation or other pending legal proceedings will not have a material effect on the Company.


(8)  Comparative Figures:

     Certain of the amounts for the 2002 comparative year have been reclassified to conform to the presentation adopted for 2003.


(9)  Income Taxes:

     Income tax expense (benefit) differs from the expected statutory amount as follows:


                                                                          2003                  2002
                                                                    -------------       ---------------
         Expected income tax expense (benefit)                      $    (5,000)         $ (2,347,000)
         State income tax, net of federal benefit                   $    (1,000)         $   (382,000)
         Change in valuation allowance                              $      6,000         $  2,136,000
         Other                                                      $          -         $    593,000
                                                                    -------------       ---------------
         Income tax expense per financial statements                $          -         $          -
                                                                    =============       ===============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



(9)  Income Taxes, Continued:

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities is presented below:

                                                                          2003                  2002
                                                                     --------------      ---------------
         Deferred tax assets:
              Deferred revenue                                        $  6,841,000        $   6,896,000
              Net operating loss                                         2,663,000            3,764,000
              Other                                                         64,000               64,000
                                                                     --------------      ---------------
         Total gross deferred tax assets                                 9,568,000           10,724,000
         Valuation allowance                                            (7,237,000)          (7,939,000)
                                                                     --------------      ---------------
              Net deferred tax assets                                    2,331,000            2,785,000

         Deferred tax liability - deferred commissions                  (2,331,000)          (2,785,000)
                                                                     --------------      ---------------
              Net deferred taxes                                      $          -         $          -
                                                                     ==============      ===============


     The  Company's  deferred  tax  asset is offset  by a  valuation  allowance.
     Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

     The net operating loss carryforwards for federal income tax purposes of approximately $7,609,000 start to expire in the year 2019. State income tax loss carryforwards of approximately $5,976,000 start to expire in the year 2006.


(10) Subsequent Events:

     Marketing Allowances Received

     On February 4, 2004, the Company entered into an arrangement with a national insurance company whereby it received approximately $1.9 million as a marketing allowance in connection with the purchase of group life insurance coverage for fully paid members of certain of its pre-need trusts in California.

     Amended Employment Agreement-Chief Executive Officer

     The Company and its Chief Executive Officer ("CEO") entered into an Amended and Restated Agreement dated March 12, 2004 to supercede his existing employment arrangements. The March 12, 2004 Agreement restructures the amount to be paid tour CEO in the event of termination or change of control of the Company, and extends the term of the employment arrangement.

     The Agreement is for an initial term expiring December 31, 2007, renewal in successive one-year increments to December 31, 2010. Annual compensation is unchanged from the previous employment agreement, except that there is to be a 5% increase in compensation for each renewal year after 2007.

     The terms of the Amended Agreement provide that in the event of termination of his employment by the Company, by our CEO for good reason, on a change of control of the company, or on the expiry of the employment agreement, the following terms will come into effect:

     - a total of 538,818 shares owned by our CEO and related parties, together with stock options and warrants to acquire a further 457,692 shares at prices ranging from $0.65 and $0.79 per share will be purchased by the company at fair market value, unless such shares are acquired by a Debentureholder which holds a right of first refusal to the equities, and

     - in the event the Debentureholder does not acquire the equities, the Company is to do so by paying to our CEO the amount of 13% of the fair value of the Company.

     With respect to a change of control of the company the provisions above are operative for all changes in control after March 10, 2006, and prior to that date, all changes of control except for certain named stockholders.

     Employment Agreement-Chief Marketing Officer

     On February 1, 2004, we entered into an agreement for the services of our President and Chief Marketing Officer (formerly, our CEO was also our President, the position of Chief Marketing Officer is new). The agreement provides for annual base compensation of $200,000 per annum and an expenses allowance of $24,000 per annum. We agreed to issue 40,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 150,000 shares of common stock at $0.70 per share vesting at the rate of 50,000 shares on each of the first, second and third anniversary of the agreement. The executive will also be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors. The term of the agreement extends to January 31, 2007. The agreement is cancelable on six, seven or eight months notice in the first, second or third years respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We had no changes in or disagreements with accountants on accounting and financial disclosure during the two most recently completed fiscal years.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         SECTION 16(a) COMPLIANCE

     The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of December 31, 2003.

-------------------------------------------------------------------------------------------------------------------
                                                                                     Director/              Age
Name                                  Position                                       Officer Since
-------------------------------------------------------------------------------------------------------------------
Marco P. Markin                       CEO and Director of each of Neptune Society,   June 1999                 39
                                      Neptune of America, Neptune Management, and
                                      Trident Society, Inc.
-------------------------------------------------------------------------------------------------------------------
Matthew J. Hoogendoorn                Director, Chief Financial Officer, Corporate   February 2003             51
                                      Secretary, Treasurer and Vice President
                                      Finance of all Neptune Group companies
-------------------------------------------------------------------------------------------------------------------
Bryan G. Symington Smith              Director of Neptune Society                    March 2002                64
-------------------------------------------------------------------------------------------------------------------
Brent Lokash                          Director of Neptune Society                    May 30, 2003              35
-------------------------------------------------------------------------------------------------------------------
Douglas J. Irving                     COO of  Neptune Society and Neptune            May 2002                  53
                                      Management
-------------------------------------------------------------------------------------------------------------------
Gary I. Harris                        National Sales Manager, Neptune Group          March 2002                62
-------------------------------------------------------------------------------------------------------------------
Barry Maynes                          Chief Information Officer, Neptune Group       March 2003                50
-------------------------------------------------------------------------------------------------------------------
Matthew Markin                        Vice President Operations and Real Estate,     April 2002-               38
                                      Neptune Management                             November 2003
-------------------------------------------------------------------------------------------------------------------
Anthony George                        Director of Neptune Society                    March, 2002 -             39
                                                                                     May 2003
-------------------------------------------------------------------------------------------------------------------
Jerry A. Norman                       President of Neptune Society, Neptune          February 1, 2004          53
                                      Management, Neptune Society of America and
                                      Trident Society, Inc.
-------------------------------------------------------------------------------------------------------------------
(1)  Mr. Matthew Markin resigned effective December 1, 2003.
(2)  Mr. George resigned as a director on May 30, 2003.


     Marco P. Markin - Mr. Markin joined Neptune Society full time as our Chairman of the Board and Chief Executive Officer in September 1999. Mr. Markin serve as President of Neptune Society on January 31, 2004. From November 1994 to September 1999, Mr. Markin was the Executive Vice President of TPP Management Inc., a private investment company, having a diverse portfolio consisting of residential/commercial real estate, merchant banking, and securities. His expertise included corporate management, and corporate development, research and marketing. From January 1991 to November 1995, Mr. Markin was the founder and CEO of a commercial real estate company, which secured and managed a portfolio of 400,000 square feet of real estate. He was also the co-founder of one of the largest direct marketing companies in Canada, which was subsequently sold to the Financial Post. From 1985 - 1990, Mr. Markin was the founder and CEO of Markin Development Group, a growing development company focusing on construction of multi-family apartment buildings and commercial offices. Mr. Markin graduated from Bishop College in Montreal in 1982. He also attended the University of British Columbia's Science Program.

     Jerry A. Norman - Mr.  Norman was  appointed  as  President  on February 1,
2004. Mr. Norman has over 30 years experience in business management and marketing. Prior to his appointment at Neptune, he worked as a Private Marketing Consultant providing death care industry and final expense life insurance marketing and sales to clients such as Service Corporation International (SCI), Fortis U.S./American Memorial Life Insurance Co., and Farmer's Life Insurance to name a few. From 1998-2002, Mr. Norman was the Managing Director of Marketing and Corporate Alliances at SCI where he managed all forms of marketing and all Life Insurance company relations for both Europe and the United States. He also served as chairman of MeM.com, an internet memorial company. From 1986-1998, Mr. Norman was Sr. Vice President of American Memorial Life Insurance.

     Matthew  Hoogendoorn  -  Mr.  Hoogendoorn  was  appointed  as  Senior  Vice
President of Finance on February 1, 2003 and Chief Financial Officer on April 28, 2003.. Mr. Hoogendoorn was appointed to the Board of Directors on May 30, 2003 and was re-elected as a Director at our annual meeting of shareholders on July 28, 2003. Mr. Hoogendoorn is a Chartered Accountant in Canada and a Certified Public Accountant in the United States (Illinois). He has operated his own Chartered Accountancy practice continually from 1980 through the present. Mr. Hoogendoorn graduated from Simon Fraser University in Burnaby, BC in 1976.

     Bryan G. Symington Smith - Mr. Smith has served as a Director for Neptune Society since March 2002. He started his career in 1967 with Nesbitt Thomson, served as Vice President and Director of Draper Dobie Limited from 1973-1977, as Senior VP of Gardiner Watson Limited from 1977-1987. In 1990 Mr. Smith co-founded Burgundy Asset Management. Although Mr. Smith retired in 1998, he is currently serving as a director of several companies and non-profit organizations.

     Brent Lokash - Mr. Lokash was appointed to the Board of Directors of the Company on May 30, 2003. Since being called to the Bar of British Columbia in 1995, Mr. Lokash has been and remains a current practicing member of the Law Society of British Columbia. From 1996 to 1998 Mr. Lokash practiced municipal and administrative law with Jonathan Baker & Associates in Canada. Since 1998 to present, Mr. Lokash has been practicing administrative and commercial law, as a sole practitioner in Vancouver, British Columbia.

     Douglas J. Irving - Mr. Irving joined Neptune Society as its Chief Operating Officer in May 2002. Prior to joining Neptune Society, Mr. Irving had his own management consulting business. From 1997-1998, he served as Vice President of Operations for Service Corporation International, and from 1988-1996 Mr. Irving had several positions including Operations Controller for The Loewen Group, Inc. Mr. Irving is also a Licensed Funeral Director, holds a Bachelor of Commerce Degree from the University of British Columbia and is a Professional Accountant.

     Gary I. Harris - Mr. Harris is the National Sales Manager of Neptune Society. Prior to joining Neptune Society in March 2000, Mr. Harris was the Senior Vice-President in charge of the print division at T.V. Fanfare Publication, an international advertising company, where he worked since 1985. He attended both the University of Toledo and New York University.

     Barry Maynes - Mr. Maynes was appointed as Chief Information Officer (CIO) of Neptune Society on March 1, 2003. Mr. Maynes joined Neptune in March, 2002 as Vice President-Technical Services and Administration. Prior to joining Neptune, Mr. Maynes was employed by Bowne Global Solutions as Central Services Manager, Americas, where his responsibilities included all aspects of Finance, Information Technology, Human Resources and Administration. From 1975 to 1997 he was employed by the Origin Group, the consulting arm of Phillips Industries, in progressively responsible positions to Technical Support Manager.

     Matthew Markin - Mr. Markin joined Neptune Society in April 2002 as the National Pre-Need Manager. From 1999 - 2002, Mr. Markin was Vice President of Abacus Equities Corporation which specialized in raising capital and advising outside firms on matters involving mergers and acquisitions. Mr. Markin resigned effective December 1, 2003.

     David L. Schroeder - Mr. Schroeder served as Chief Operating Officer of Neptune Society from June 2000 to May 2002, as a Director and Secretary of Neptune Society from November 2000 to September 2002, and as President of all Neptune companies from January 2001 to September 2002. On October 1, 2002, Mr. Schroeder resigned as a director of The Neptune Society, Inc. and on October 21, 2002, resigned as president of The Neptune Society, Inc. and entered into a consulting agreement to provide services as our Senior Vice President of Operations and Development. Prior to his work with Neptune, Mr. Schroeder worked as the CEO of Community Memorial Centers, LLC, an Oregon cremation services company from May 1998 to July 2000. He has served on the board of directors for The Loewen Group, Inc., from August 15, 1990 to May 1, 1993, he was president of Universal Memorial Centers from 1984 to 1993, president and COO of Skyline Memorial Gardens & Crematory, and he worked for 7 years as a licensed funeral director and embalmer. Mr. Schroeder has served on the board and as an officer of the Oregon State Funeral Directors Association and as Chairman of the Oregon State Mortuary-Cemetery Licensing Board.

     Anthony George - Mr. George served as a Director of the Neptune Society from March 2002 to May 2003.

     None of our executive officers or key employees are related by blood, marriage or adoption to any director or other executive officer.

Board Committees

     Our board of directors has the following committees:

Compensation Committee.

     The Compensation Committee consists of three members: Marco Markin (director), Bryan G. Symington Smith (director) and Kathryn Witter, a consultant to Neptune Society. The Compensation Committee is responsible for the establishment and revision of our compensation policy, the review of the compensation (including stock options) of our senior management and its subsidiaries, and for recommendations to the Board for adjustments to such compensation. The Committee is also responsible for the administration of our stock option plan and its benefit plans.

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

Board and Committee Meetings

     During the year ended December 31, 2003, our Board of Directors met 9 times including meetings by telephone conference, and approved actions by written consent 5 times.

     To our knowledge, there are no arrangements or understandings between any of our executive officers and any other person pursuant to which the executive officer was selected to serve as an executive officer.

Nomination of Board Members by Security Holders

     Candidates for our board of directors are nominated by our board of directors. We currently do not have a nominating committee. There have been no material changes to our shareholder nominee process for member of our board of directors.

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

     To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and information provided by certain affiliates of our company, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were complied with in a timely manner.

Code of Conduct

     We are in the process of adopting a Code of Conduct that will apply to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions (including our Chief Executive Officer, Chief Financial Officer and Corporate Controller). We intend to post the Code of Conduct on our Web site. Our Board of Directors is evaluating the proper scope of our code of ethics, and anticipates adopting the Code of Conduct during the second quarter of 2004. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct, when adopted, applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller by posting this information on our Web site located at www.neptunesociety.com.

     The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the "named executives officers") for the fiscal years ended December 31, 2000, 2001, 2002 and 2003. The determination as to which executive officers were most highly compensated was made with reference to the amounts required to be disclosed under the "Salary" and "Bonus" columns in the table.

===================================================================================================================================
                                                    SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                  ------------------------------                 ---------------------------------
                                                                                          AWARDS
                                                                                 ------------------------
                                                        Other                    Restricted    Securities                 All
        Name &                                         Annual        Deferred       Stock      Underlying                 Other
      Principal                   Salary    Bonus   Compensation   Compensation   Awards(s)   Options/SAR's   LTIP    Compensation
       Position          Year      ($)       ($)        ($)            ($)           ($)          (#)        Payouts       ($)
------------------------------------------------------------------------------------------------------------------------------------
Marco Markin (1)         2003     200,000             107,400        100,000                    280,682
CEO and                  2002     174,616             105,750        125,384(3)                 130,682
Director of Neptune      2001     145,233              98,287        154,767(3)                 130,682
Society
------------------------------------------------------------------------------------------------------------------------------------
Matthew Hoogendoorn      2003     146,000              43,500         36,500                     50,000
Director, Senior Vice
President - Finance,
and Chief Financial
Officer of Neptune
Society
------------------------------------------------------------------------------------------------------------------------------------
Douglas J. Irving        2003     146,000              43,500         36,500                     50,000
Chief Operating          2002      74,160                  --         26,125                         --
Officer
of Neptune Society
------------------------------------------------------------------------------------------------------------------------------------
Gary Harris              2003      75,000             170,750         20,225                     30,000
National Sales Manager   2002      75,000             140,769         15,000                     11,250
Neptune Management       2001      75,000             134,619            --                       7,500

------------------------------------------------------------------------------------------------------------------------------------
Barry Maynes             2003      98,000              21,750         14,700                     20,000
Chief Technology         2002      70,615                  --             --                         --
Officer
------------------------------------------------------------------------------------------------------------------------------------
Matthew Markin(6)        2003     116,000              37,000         29,000                     30,000
Vice President of        2002      63,125                  --             --                         --
Operations and Real
Estate
------------------------------------------------------------------------------------------------------------------------------------
David Schroeder (2)      2003      63,900                  --             --                        --
Consultant, Senior       2002     128,738                  --             --                        --
Vice                     2001     134,616              21,355        138,263                    149,432
President of
Operations
and Development
------------------------------------------------------------------------------------------------------------------------------------
Rodney Bagley (4)        2003      82,672              90,000        540,000                         --
Chief Financial          2002     175,270              24,000        124,730                    130,682
Officer,                 2001     161,737              23,355        138,263                    149,432
Secretary and
Director of
Neptune Society
===================================================================================================================================

===================================================================================================================================
                                                    SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------

                                         ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                  ------------------------------                 ---------------------------------
                                                                                          AWARDS
                                                                                 ------------------------
                                                        Other                    Restricted    Securities                 All
        Name &                                         Annual        Deferred       Stock      Underlying                 Other
      Principal                   Salary    Bonus   Compensation   Compensation   Awards(s)   Options/SAR's   LTIP    Compensation
       Position          Year      ($)       ($)        ($)            ($)           ($)          (#)        Payouts       ($)
------------------------------------------------------------------------------------------------------------------------------------
Jerry Norman(7)          2003     37,075                             10,000
President of
Neptune Society
====================================================================================================================================
(1)  Mr.  Markin was  appointed  as an Officer and  Director  of our  subsidiary companies in April 1999.  He was appointed as Neptune  Society's  President and CEO in October 1999.  Other  compensation  represents lease payments on
     Mr.  Markin's home and for personal use of an  automobile.  The services of
     Mr. Markin were provided  directly and through his private company,  Spiral
     Marketing,  Inc., in 2003.  Securities  underlying Options for 2003 include his annual  options under his  employment  agreement  plus 150,000  options under the 2002 Stock Option Plan granted  February,  2003.  Mr.  Markin was resigned as President effective January 31, 2004.

(2)  Mr.  Schroeder  served as our Chief Operating  Officer from June 1, 2000 to
     October 2002. In 2002, we paid Mr. Schroeder for lease payments for personal use of an automobile. Effective October 2002, Mr. Schroeder entered into a Consulting Agreement to provide services as our Senior Vice
     President of Operations and Development.

(3) Mr. Markin has agreed to accept payment of this deferred compensation in stock. To December 1, 2003, 215,501 shares have been issued to him for payment of 50% of this amount. A further 215,500 shares remain to be issued to him for compensation deferred to December 31, 2002.

(4)  Mr. Bagley was appointed as Chief  Financial  Officer of Neptune Society in
     November  2000. Mr. Bagley  resigned as a director and our Chief  Financial
     Officer in April 2003. Other annual compensation for 2003 comprises 9 monthly payments of $10,000.00 under the Separation Agreement. Deferred
     Compensation consists of the unpaid portion of all monthly payments still due to Mr. Bagley under the Separation Agreement.

(5) The services of Mr. Irving are provided through DSI Holdings Ltd., his private company.

(6)  Mr. Markin resigned effective December 1, 2003.

(7) Mr. Norman was contracted as a consultant to the Company commencing in October , 2003. Effective February 1, 2004 he was appointed President and
     Chief Marketing Officer.


Director and Officer Stock Option/Stock Appreciation Rights ("SARs") Grants

     The following table sets forth information regarding stock option grants to our named executive officers and directors during the year ended December 31, 2003:

                                                                                          Potential Realized
                                                                                           Value at Assumed
                                                                                        Annual Rates of Stock
                                                                                          Price Appreciation
Individual Grants                                                                          for Option Term
--------------------------------------------------------------------------------------------------------------
            (a)              (b)            (c)           (d)              (e)              (f)         (g)
                          Number of
                          Securities
                          Underlying    % of Total    Exercise or
                           Options        Options     Base Price
            Name         Granted (#)    Granted (1)    ($/Sh)(2)     Expiration Date      5% ($)      10% ($)
--------------------------------------------------------------------------------------------------------------
Marco Markin               150,000        45.45%        $0.65         Feb. 24, 2006       $15,378     $32,273
Matthew Hoogendoorn         50,000        15.15%        $0.70         Feb. 11, 2006       $ 5,517     $11,585
Douglas Irving              50,000        15.15%        $0.70         Feb. 11, 2006       $ 5,517     $11,585
Gary Harris                 30,000         9.09%        $0.70         Feb. 11, 2006       $ 3,310     $ 6,951
Barry Maynes                20,000         6.07%        $0.70         Feb. 28, 2006       $ 2,207     $ 4,634
Matthew Markin              30,000         9.09%        $0.70         Feb. 11, 2006       $ 3,310     $ 6,951

     The potential realizable value in the tables above is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

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


Aggregated Option/SAR Exercises in Last Fiscal Year- and Fiscal Year-End Option/SAR Values

     The table below sets forth information on the aggregated option/SAR exercises during our fiscal year end December 31, 2003 and option/SAR values related to options/SARS outstanding as of December 31, 2003.

---------------------------------------------------------------------------------------------------------------------------
                                                                     Unexercised Options     Value of Unexercised in the
                                Securities        Aggregate             At FY-End (#)          Money-Options at FY-End
                                Acquired on    Value Realized           Exercisable/             ($) Exercisable/
       Name                     Exercise (#)         ($)               Unexercisable              Unexercisable (1)
---------------------------------------------------------------------------------------------------------------------------
Marco Markin                        Nil             Nil              420,796 (exercisable)   $ nil (exercisable)
                                                                     150,000                 $ 75,000 (unexercisable)
                                                                     (unexercisable)
---------------------------------------------------------------------------------------------------------------------------
Matthew Hoogendoorn                 Nil             Nil              nil (exercisable)       $ nil (exercisable)
                                                                     50,000 (unexercisable)  $ 22,500 (unexercisable)
---------------------------------------------------------------------------------------------------------------------------
Douglas Irving                      Nil             Nil              nil (exercisable)       $ nil (exercisable)
                                                                     50,000 (unexercisable)  $22,500 (unexercisable)
---------------------------------------------------------------------------------------------------------------------------
Gary Harris                         Nil             Nil              11,250 (exercisable)    $ nil (exercisable)
                                                                     30,000 (unexercisable)  $ 13,500 (unexercisable)
---------------------------------------------------------------------------------------------------------------------------
Barry Maynes                        Nil             Nil              nil (exercisable)       $ nil(exercisable)
                                                                     20,000 (unexercisable)  $ 9,000 (unexercisable)
---------------------------------------------------------------------------------------------------------------------------
Matthew Markin                      Nil             Nil              nil (exercisable)       $ nil (exercisable)
                                                                     30,000 (unexercisable)  $ 13,500 (unexercisable)
---------------------------------------------------------------------------------------------------------------------------


     Long Term Incentive Plans

     No long-term incentive awards have been made by us to date.

     Defined Benefit or Actuarial Plan Disclosure

     We do not provide retirement benefits for the directors or officers.

Compensation of Directors

     None of our directors received compensation for their service as directors during the fiscal year ended December 31, 2003, except for our independent directors: Mr. Smith, an independent director received 30,000 shares for directors fees, and Mr. Lokash, an independent director received $7,500 for directors fees.

     Mr. Lokash also received $10,000 for legal fees in 2003.

     An independent member of the Compensation Committee of the Board of Directors, Kathryn Witter, received 25,000 shares for services as a committee member.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

Marco Markin Employment Agreement

     On June 6, 2001, we entered into an employment agreement with Mr. Marco Markin, the Chairman of the Board and Chief Executive Officer, for employment through December 31, 2005.

     Under the terms of the Agreement, Mr. Markin receives an annual base salary of $200,000, a minimum of 130,682 share options annually exercisable at $4.40 per share, vesting over the employment period, and a minimum annual bonus of $100,000, and automobile, business and entertainment allowances of a minimum of $24,000 annually. The Agreement provides that if the officer resigns with good reason or if we terminate their employment other than for cause or disability, then they will be entitled to receive an immediate lump sum cash payment and certain installment payments equal to the sum of:

     *accrued, but unpaid, base salary or other payment and vacation through the date of termination

     *two or three times their base salary, depending upon period of service, and

     *the higher of $500,000 or three times the highest annual bonus paid for any fiscal year during the employment period

     Mr. Markin will also receive continued benefits for the longer of three years or the remainder of the employment period. If his employment is terminated due to disability, or in the event of death, he or his estate will receive continued payments of the base salary for the remainder of the scheduled term of the Agreement less any disability benefits. If Mr. Markin's employment is terminated for any other reason, he will be entitled to receive his accrued, but unpaid, base salary and other payments and vacation through the date of termination.

     We issued a signing bonus of up 17,000 options to purchase shares of our common stock at a discount.

     In February, 2003, our board of directors approved amendments to Mr. Markin's employment agreement that extended his employment through December 31, 2007. In addition, the board of directors approved a plan under which Mr. Markin could elect to convert past deferred compensation into shares of common stock at a price equal to fair market value less 10%. The Company also granted Mr. Markin additional options to acquire 150,000 shares for a three year period.

     On March 12, 2004, we entered into an amended and restated employment agreement with Mr. Markin. The amended and restated agreement restated certain provisions of Mr. Markin's employment agreement and removed Mr. Markin's right to convert deferred compensation into shares of common stock at a 10% discount to market price. Under amended and restated employment agreement we will be required to purchase a total of 538,818 shares and convertible securities exerciseable to acquire an addition 457,692 shares a owned by him and/or certain related parties, unless such shares are acquired by debentureholders which hold a right of first refusal related to such securities, for a purchase price equal to 13% of the value of our company ("Purchase Price") in the event of termination of his employment (i) by Neptune Society, (ii) by our CEO for good reason, (iii) on a change of control of our company, or (iv) on the expiry of the employment agreement. The change of control provisions do not apply to a change of control involving certain existing shareholders of our company that occurs on or before March 10, 2006, unless such entity would not continue to beneficially own 50% or more of the common stock and voting interest after completion of the acquisition. The Purchase Price shall be determined by an independent valuation in accordance with the provisions of the agreement. We entered into the agreement to resolve any future disputes related to our CEO's right to acquire additional common stock of our company under his right to convert deferred compensation into shares of common stock at a 10% discount to market price.

Doug Irving Employment Agreement

     On July 1, 2002, we entered into an agreement for Doug Irving to act as our Chief Operating Officer. Mr. Irving's annual base compensation was $144,000 per annum, and a bonus of no less than 25% of base compensation upon successful performance as defined by us. We were further obligated to grant stock options to purchase 50,000 shares of our common stock at $2.00 per share, vesting on June 30, 2003. The term of the agreement was until June 30, 2005.

     On March 1, 2003, we entered into a new agreement with Doug Irving to act as our Chief Operating Officer. Mr. Irving's annual base compensation is $146,000 per annum, subject to annual adjustment, and an annual bonus of no less than 25% of base compensation, Mr. Irving will have a car and expense allowance and standard employee benefits. We also agreed to issue 30,000 shares of our common stock as a signing bonus and to grant Mr. Irving options to acquire 50,000 shares of common stock at $0.70 per share, subject to adjustment, vesting March 1, 2004. Mr. Irving agreed to defer $2,000 per month of his salary until August 31, 2003, at which time the deferred salary shall be paid in cash. The term of the agreement extends to January 31, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the payment of accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Irving may have under the agreement. Mr. Irving may terminate the agreement upon four weeks written notice. This agreement supersedes the employment agreement dated July 1, 2002.

Barry Maynes Employment Agreement

     On March 1, 2003, we entered into an agreement with Barry Maynes to act as our Chief Information Officer. Mr. Maynes' annual base compensation is $98,000 per annum for the first twelve months, $103,000 during the second year and $108,000 during the third year. We agreed to issue Mr. Maynes 15,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 20,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on March 1, 2004. Mr. Maynes will be entitled to a yearly bonus of no less than 15% of his annual salary, payable in cash or shares of our common stock, as determined by the board of directors. The term of the agreement extends to February 28, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the payment of the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of four months salary in full satisfaction of all claims Mr. Maynes may have under the agreement. Mr. Maynes may terminate the agreement upon four weeks written notice.

Gary Harris Employment Agreement

     On February 1, 2003, we entered into an agreement with Gary Harris to act as our National Sales Manager. Mr. Harris' annual base compensation is $75,000 per annum plus an override of $10 on each pre-need contract sold. Mr. Harris will have a car and expense allowance and standard employee benefits. We agreed to issue 30,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 30,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on February 1, 2004. Mr. Harris will be entitled to a yearly bonus of no less than 10% of his annual salary, net of reimbursement and car expenses, , payable in cash or shares of our common stock, as determined by the board of directors. Mr. Harris agreed to defer $2,000 per month of his salary under August 31, 2003, at which time the deferred salary shall be paid in cash. The term of the agreement extends to January 31, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the payment of the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Harris may have under the agreement. Mr. Harris may terminate the agreement upon four weeks written notice.

Matthew Markin Employment Agreement

     On March 1, 2003, we entered into an agreement with Matthew Markin to act as our Vice President of Operations and Real Estate. Mr. Markin is the brother of Marco Markin, our Chief Executive Officer. Mr. Markin's annual base compensation is $116,000 per annum for the first twelve months, $124,000 during the second year and $132,000 during the third year. Mr. Markin will have a car and expense allowance and standard employee benefits. We agreed to issue 20,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 30,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on March 1, 2004. Mr. Markin will be entitled to a yearly bonus of no less than 25% of his annual salary, payable in cash or shares of our common stock, as determined by the board of directors. Mr. Markin agreed to defer $2,666 per month of his salary until August 31, 2003, at which time the deferred salary shall be paid in cash . The term of the agreement extends to February 28, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the payment of the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Markin may have under the agreement. Mr. Markin may terminate the agreement upon four weeks written notice.

     Mr. Matthew Markin resigned effective December 1, 2003.

Matthew Hoogendoorn Employment Agreement

     On February 1, 2003, we entered into an agreement with Matthew Hoogendoorn to act as our Senior Vice President of Finance. Mr. Hoogendoorn's annual base compensation is $146,000 per annum. Mr. Hoogendoorn will have a car and expense allowance and standard employee benefits. We agreed to issue 30,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 50,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on February 1, 2004. Mr. Hoogendoorn will be entitled to a yearly bonus of no less than 25% of his annual salary payable in cash or shares of our common stock, as determined by the board of directors. The term of the agreement extends to January 31, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Hoogendoorn may have under the agreement. Mr. Hoogendoorn may terminate the agreement upon four weeks written notice.

David Schroeder Consulting Amendment

     In October 2002, we agreed with Mr. Schroeder to terminate his employment agreement. We were released from all obligations to pay previously deferred compensation under his employment agreement and all stock options previously granted to Mr. Schroeder were cancelled. We continued to retain Mr. Schroeder's services, including continuing development of suitable operating, administrative, industry compliance reporting systems and new market research, under the terms of a consultant agreement with Mr. Schroeder and Western Management Services, LLC dated October 1, 2002. We pay Mr. Schroeder consulting fees of $7,100 per month under the consulting agreement. The consulting arrangement will expire January 31, 2004.

Jerry Norman Employment Agreement

     On February 1, 2004, we entered into an agreement with Jerry Norman to act as our President and Chief Marketing Officer. Mr. Norman's annual base compensation is $200,000 per annum. Mr. Norman will receive a housing allowance of $2,000 per month and standard employee benefits. We agreed to issue 40,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 150,000 shares of common stock at $0.70 per share vesting at the rate of 50,000 shares on each of the first, second and third anniversary of the agreement. Mr. Norman will be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors. The term of the agreement extends to January 31, 2007, unless terminated prior to that date. We may terminate the agreement upon written notice and, provided that there has not been a breach of the agreement, a lump sum payment of six, seven or eight months salary in the first, second or third year of the agreement respectively, in full satisfaction of all claims Mr. Norman may have under the agreement. Mr. Norman may terminate the agreement upon four weeks notice.

Bagley Settlement Agreement

     On April 18, 2003, we entered into a separation agreement with Mr. Bagley, under which his employment agreement was canceled. Mr. Bagley resigned as our Chief Financial Officer and as a director. We agreed to pay Mr. Bagley severance pay in the amount of $600,000, payable in equal monthly installments over a five year period beginning on April 18, 2003. We also agreed to pay Mr. Bagley a final conditional payment of $100,000 if we have net free cash of at least $1,000,000 after all of our normal operating expenses the final year. We agreed to pay Mr. Bagley for certain insurance costs until Mr. Bagley becomes covered under another health insurance program or our obligations under the separation agreement are satisfied. The separation agreement contains provision for the acceleration of payments in the event of certain specified events, such as a change of control, sale of substantially all of our assets, sale of a location, or payment of dividends to stockholders.

Report on Repricing of Options/SARs

     We did not reprice any options or SARs outstanding during the most recently completed fiscal year ended December 31, 2003.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The  Compensation   Committee  consists  of  three  members:  Marco  Markin
(director), Bryan G. Symington Smith (director) and Kathryn Witter, an independent human resource consultant. The Compensation Committee is responsible for the establishment and revision of our compensation policy, the review of the compensation (including stock options) of our senior management and its subsidiaries, and to make recommendations to the Board for adjustments to such compensation. The Committee is also responsible for the administration of our stock option plan and its benefit plans.

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

     The Compensation Committee determined the compensation paid to its executive officers based on several factors, including the compensation paid to executive officers of similarly situated companies, our revenue growth and expansion growth over the past twelve months, our financial position, our success in raising financing to meet our capital obligations and our financial performance. Mr. Markin did not participate in the determination of his compensation.

Incentive Stock Option Plans

     On October 8, 1999, our shareholders approved our 1999 Stock Option Plan, as approved by the Board of Directors on June 1, 1999. The Option Plan provides for the grant of incentive and non-qualified options to purchase up to 225,000 shares of Neptune Society common stock to our employees and such other persons as the Plan Administrator (which currently is the Board of Directors) may select. The Plan is intended to help attract and retain key employees and such other persons as the Plan Administrator may select and to give such persons an equity incentive to achieve the objectives of our shareholders.

     Effective April 12, 2002, our Board unanimously approved our 2002 Stock Plan, which provides for the grant of incentive and non-qualified options to purchase up to 750,000 shares of our common stock to our employees and such other persons as the Plan Administrator (which currently is the Board of Directors) may select. The 2002 Plan is intended to help attract and retain key employees and such other persons as the Plan Administrator may select and to give such persons an equity incentive to achieve the objectives of our shareholders. Our shareholders ratified the 2002 Plan on May 22, 2002.

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

     Options are non-transferable except by will or the laws of descent and distribution. Except as otherwise specified by the Plan Administrator or the employee's stock option agreement, vested but unexercised options terminate upon the earlier of:

     o the expiration of the option term specified by the Plan Administrator at the date of grant (generally ten years; or, with respect to Incentive Stock options granted to greater-than ten percent shareholders, a maximum of five years); or

     o    the  expiration  of ninety  (90)  days from the date of an  employee's
          termination  of  employment   with  Neptune  Society  or  any  related
          corporation for any reason whatsoever.

     Unless accelerated in accordance with the Plan, unvested options terminate immediately upon termination of employment of the optioned by us for any reason whatsoever, including death or disability.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2003 by:

     o each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

     o our chief executive officer and our five executive officers during our last fiscal year, individually named in the executive compensation table below;

     o    our directors; and

     o    all of our executive officers and directors as a group.

-------------------------------------------------------------------------------------------------------------
Name of Shareholder             Address                                Number of         Percent of Class (1)
                                                                       Common
                                                                       Shares Owned
-------------------------------------------------------------------------------------------------------------
5% or greater shareholders

CapEx, L.P.                     518 17th Street, Suite 1700             1,638,910(2)           24.58%(2)
                                Denver, CO 80202
-------------------------------------------------------------------------------------------------------------
Bow River Entities              1490 Lafayette St., Suite 400             905,282(3)           14.06%(3)
                                Denver, CO  80218
-------------------------------------------------------------------------------------------------------------
Greenleaf Investors I, L.L.C.   c/o The Apogee Companies                  311,448(4)            5.39%(4)
                                4444 Lakeside Drive, Suite 340,
                                Burbank, California 91505
-------------------------------------------------------------------------------------------------------------
The Apogee Companies, Inc.      c/o The Apogee Companies                  174,302(4)            3.02%(4)
                                4444  Lakeside   Drive,   Suite  340,
                                Burbank, California 91505
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Name of Shareholder             Address                                Number of         Percent of Class (1)
                                                                       Common
                                                                       Shares Owned
-------------------------------------------------------------------------------------------------------------
CCD Consulting Commerce         Glockengasse 4, Postfach 1220              1,091,203(5)        16.52%(5)
Distribution AG                 CH-4001 Basel, Switzerland
-------------------------------------------------------------------------------------------------------------
570421 BC, Ltd.                 Sherman Oaks, CA 91423                       615,364(6)(7)     10.12%(6)(7)
-------------------------------------------------------------------------------------------------------------
Directors and Named Executive Officers
-------------------------------------------------------------------------------------------------------------
Marco P. Markin                 4312 Woodman Avenue, 3rd Floor             1,171,035(7)(8)     17.18%
                                Sherman Oaks, CA 91423
-------------------------------------------------------------------------------------------------------------
Matthew Hoogendoorn             4312 Woodman Avenue, 3rd Floor                80,000(9)         1.37%
                                Sherman Oaks, CA 91423
-------------------------------------------------------------------------------------------------------------
Douglas J. Irving               4312 Woodman Avenue, 3rd Floor               122,385(10)        2.10%
                                Sherman Oaks, CA 91423
-------------------------------------------------------------------------------------------------------------
Gary Harris                     4312 Woodman Avenue, 3rd Floor                71,250(11)        1.23%
                                Sherman Oaks, CA 91423
-------------------------------------------------------------------------------------------------------------
Barry Maynes                    4312 Woodman Avenue, 3rd Floor                41,250(12)            *
                                Sherman Oaks, CA 91423
-------------------------------------------------------------------------------------------------------------
Matthew Markin                  4312 Woodman Avenue, 3rd Floor                37,538(13)            *
                                Sherman Oaks, CA 91423
-------------------------------------------------------------------------------------------------------------
Bryan G. Symington Smith(14)    396 King Street                               60,000            1.04%
                                Terra Cotta, Ontario L0P 1N0
-------------------------------------------------------------------------------------------------------------
Brent Lokash                    4312 Woodman Avenue, 3rd Floor                   nil                *
                                Sherman Oaks, CA 91423
-------------------------------------------------------------------------------------------------------------
Officers and Directors                                                     1,583,458
 as a group
(includes 7 persons)

-------------------------------------------------------------------------------------------------------------
*Less than one percent (1%).
-------------------------------------------------------------------------------------------------------------
(1)  Based on 5,841,593 shares issued and outstanding as of December 31, 2003.

(2) RBP, LLC, CapEx, L.P.'s general partner, has ultimate voting power and control over these shares. Includes 603,797 shares of common stock issued and outstanding on December 1, 2003; 1,030,000 shares of common stock acquirable upon the exercise of warrants at $3.00 per share until July 31, 2007; 14,286 shares of common stock acquirable upon exercise of warrants at $0.72 per share until February 19, 2004 and $0.79 per share thereafter until February 19, 2005; and 35,827 shares of common stock acquirable upon conversion of convertible debentures in the principal amount of $42,992, due and converting on March 31, 2004.

(3)  Bow River  Capital Fund, LP and Bow River Capital Fund II, LP (together the
     "Bow River Entities") acquired all of the rights title and interest in these securities from D.H. Blair Investment Banking Corp. effective
     February 6, 2004. Bernard C. Darre has ultimate voting power and control over these shares. Consists of 238,615 shares of common stock issued and outstanding on December 1, 2003 and 666,667 shares of common stock acquirable upon the exercise of warrants at $3.00 per share until July 31, 2007.

(4)  The Apogee Management Company,  Inc. is the manager of Green Leaf Investors
     I, LLC and has  ultimate  voting  power  and  control  over  these  shares.
     Includes  303,948 shares of common stock issued and outstanding on December
     1, 2003; and 7,500 shares of common stock acquirable upon the exercise of warrants at $3.00 per share until December 31, 2005.

(5) Includes of 257,870 shares of common stock and 833,333 shares of common stock acquirable upon conversion of convertible debentures which are immediately convertible.

(6) Karla Markin, the spouse of Marco Markin, has ultimate voting power and control over these shares. Includes 307,682 shares of common stock and 307,682 shares acquirable upon exercise of warrants at $0.72 per share until February 19, 2004 and $0.79 per share thereafter until February 19, 2005.

(7) Marco Markin is deemed to beneficially own the shares beneficially owned by Karla Markin, and Karla Markin is deemed to beneficially own the shares beneficially owned by Marco Markin. Karla Markin, the spouse of Marco Markin, has ultimate voting power and control over these shares. Includes 307,682 shares of common stock and 307,682 acquirable upon exercise of warrants at $0.72 per share until February 19, 2004 and $0.79 per share until February 19, 2005.

(8) Marco Markin is our Chief Executive Officer and a director. Includes 123,375 shares of common stock issued and outstanding on December 1, 2003; 150,000 shares of common stock acquirable upon the exercise of options at $0.65 per share until February 28, 2006; 653,410 shares of common stock acquirable upon the exercise of options at $4.40 per share to be granted annually at the rate of 130,682 shares per year for the years 2001 through 2005 and expiring December 31, 2005; 28,750 shares of common stock acquirable upon the exercise of options at $10 per share until June 5,
     2004; and 215,500 shares issuable at the order of Mr. Markin in consideration of deferred compensation through December 31, 2002. Mr. Markin's spouse, Karla Markin, has ultimate voting power and control over K.M. Lifestyles Inc. and 570421 BC Ltd., which beneficially owns 723,114 shares of common stock of The Neptune Society, Inc. Collectively, Marco
     Markin and Karla Markin beneficallly own a total of 1,894,169 shares of common stock, constituting 26.57% of our issued and outstanding common stock as of December 1, 2003.

(9) Matthew Hoogendoorn is our Chief Financial Officer and director. Comprises 30,000 shares of common stock issued and outstanding on December 1, 2003 and 50,000 shares of common stock acquirable upon the exercise of options at $0.70 per share until February 28, 2006.

(10) Douglas Irving is our Chief Operating Officer. Includes 72,385 shares of common stock issued and outstanding on December 1, 2003, and 50,000 shares of common stock acquirable upon the exercise of options at $0.70 per share until February 28, 2008.

(11) Gary I. Harris is our National Sales Manager. Includes 30,000 shares of common stock issued and outstanding at December 1, 2003, 7,500 shares of common stock acquirable upon exercise of options at $10.00 per share until June 5, 2004; 3,750 shares of common stock acquirable upon the exercise of options at $48.48 per share until March 2, 2003, and 30,000 shares of common stock acquirable upon the exercise of options at $0.70 per share until February 28, 2006.

(12) Barry Maynes is our Chief Technology Officer. Includes 21,250 shares of common stock and 20,000 shares of common stock acquirable upon exercise of options at $0.70 per share until March 1, 2006.

(13) Matthew Markin is the brother of Marco Markin. Matthew Markin is our Vice President Operations and Real Estate. Stock options granted to Mr. Markin prior to his resignation will not vest. Mr. Markin resigned effective December 1, 2003.

(14) Bryan G. Symington Smith is a director of The Neptune Society, Inc.


     We have no knowledge of any arrangements, including any pledge by any person of securities of the Neptune Society, the operation of which may at a subsequent date result in a change in our control.

     We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.


Equity Compensation Plan Information

     The  following  table  sets  forth   information   related  to  our  equity
compensation plans as of December 31, 2003.

--------------------------------------------------------------------------------------------------------------
      Plan Category        Number of Securities     Weighted average        Number of securities remaining
                           to be issued upon        exercise price of       available for future issuance under
                           exercise of              outstanding options,    equity compensation plans
                           outstanding options,     warrants and rights     (excluding securities reflected in
                           warrants and rights                              column (a))
                           (a)                      (b)                     (c)
--------------------------------------------------------------------------------------------------------------
Equity Compensation              75,625                   $10.00                        899,375
Plans approved by
security holders
--------------------------------------------------------------------------------------------------------------
Equity Compensation            692,046                    $ 2.78                        261,364
Plans not approved by
Security Holders
--------------------------------------------------------------------------------------------------------------
Total                          767,671                    $ 3.50                      1,160,739
--------------------------------------------------------------------------------------------------------------
(1)  Stock  Options  approving the issuance by our  shareholders  under our 1999 stock option plan and 2002 stock option plan.

(2) Stock Options issued under employment agreements. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the transactions described below, none of our directors, named executive officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, during the year ended December 31, 2001 and through December 1, 2003, or in any proposed transaction which has materially affected or will materially affect us.

CapEx L.P. and Bow River Entities.
----------------------------------

     Effective December 31, 2001, we amended the terms of our convertible debentures dated December 24, 1999, due February 24, 2005, in the initial principal amounts of $3,000,000 issued to CapEx, L.P., a Delaware limited partnership, and $2,000,000 issued to D.H. Blair Investment Banking Corp., a New York corporation and warrants issued to CapEx exercisable to purchase 30,000 shares of common stock and warrants issued to D.H. Blair exercisable to purchase 20,000 shares of common stock. The convertible debentures contained a "full ratchet" anti-dilution provision that reset the conversion price of the convertible debenture in the event we issued equity securities at a price lower than the effective conversion price of the convertible debenture. The convertible debentures also contained certain debt coverage ratios (requiring us to maintain certain levels of cash flow in excess of debt obligations), which were in material default and constituted events of default under the terms of the convertible debentures. We determined that it was in our best interest to amend the convertible debentures to delete the "full ratchet" anti-dilution provision to provide us with flexibility in future equity financings and to adjust the debt coverage ratios to achievable levels. We also granted CapEx and D.H. Blair preemptive rights to participate in future offerings. We issued 101,250 shares to Capex and 67,500 shares to D.H. Blair as restructuring fees in connection with this amendment.

     In April, 2002, we issued 64,449 shares of common stock to CapEx and 42,992 shares of common stock to D.H. Blair at $1.08 per share in connection with their exercise of preemptive rights in connection with our private placement of common stock. In addition, we issued 13.75% convertible debentures in the principal amount of $42,992 to CapEx and $28,661 to D.H. Blair in connection with their exercise of preemptive rights in connection ith our private placement of convertible debentures. The convertible debentures are convertible into common stock at $1.20 per share. We granted registration rights with respect to the shares issued to CapEx and D.H. Blair and the shares issuable upon conversion of the convertible debenture.

     In February 2003, we issued a total of 23,810 units to CapEx and D.H. Blair at $0.65 per unit, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional common share at $0.72 per share thereafter until February 19, 2004 and $0.79 per share until February 19, 2005. The units were issued pursuant to the exercise of preemptive rights, and the consideration for the units was paid by canceling deferred interest payable to the holders of the preemptive rights in the amount of $15,476.

     By an agreement dated July 31, 2003 with Capex., we borrowed $1,500,000 for the purposes of making the final payment of $1.8 million in acquisition debt related to our 1999 purchase of our pre-need cremation service. In connection with the debt financing, we also restructured our obligations under certain 13% debentures in the aggregate principal amount of $5 million held by Capex and D.H. Blair. This restructuring amended the previous fixed charge coverage ratio obligation and cured possible conditions of default under the 13% debentures. The restructured debentures, in the aggregate principal amount of $7.4 million, are repayable over the next four years; we hold the right to prepay the debentures at any time without penalty. In connection with this restructuring, we issued 400,000 shares of common stock to Capex and 200,000 shares of common stock to D.H. Blair as restructuring fees. We also issued warrants for the purchase of a total of 1,666,667 shares (1,000,000 shares to CapEx and 666,667 shares to D.H. Blair up to July 31, 2008 at a price of $3.00 per share, with the number of shares subject to increase in connection with future equity issuances by us. We also extended the expiry date of 50,000 warrants previously issued to CapEx (30,000) and D.H. Blair (20,000) to July 31, 2008.

     Effective on February 6, 2004, Bow River Capital Fund, LP and Bow River Capital Fund II, LP (together the "Bow River Entities") acquired all of D.H. Blair's right title and interest in (i) that certain Amended and Restated Debenture dated July 31, 2003 in the original principal amount of $2,352,896;
(ii) that certain Warrant dated August 1, 2003 exercisable to acquire a total of 666,667 shares of our Common Stock at an exercise price not to exceed $3.00 per share; (iii) 238,615 shares of our Common Stock and (iv) D.H. Blair's rights in the Debenture and Warrant Purchase Agreement, as amended. We consented to the assignment of such securities.

Green Leaf Investors I, LLC and The Apogee Management Company, Inc.
-------------------------------------------------------------------

     In August 2001, Wilhelm Mortuary, Inc., our subsidiary, obtained a bridge loan in the principal amount of $1,575,000 from Green Leaf Investors I, LLC, evidenced by a promissory note due January 31, 2002, and secured by a deed of trust on our Portland real estate and a security interest in assets of our Portland business. Green Leaf is a California limited liability company managed by The Apogee Management Company, Inc. Tom Camp, a former director of Neptune Society, who resigned on February 28, 2002 is an officer of Apogee. Under the terms of the loan agreement, we issued Green Leaf a warrant exercisable to acquire 7,500 shares of common stock at $24.00 per share, which expired unexercised after one year and we issued Green Leaf 3,948 shares of common stock as a loan fee. We granted piggy-back registration rights on any of our shares of common stock held by Green Leaf. . We also granted Greenleaf preemptive rights to participate in future offerings

     During the fourth quarter 2001 as part of our overall business strategy to focus on our pre-need marketing and sales operations, we determined that it was in our best interest to restructure our Oregon operations to dispose of certain physical assets related to our Portland business and our Portland real estate for the purposes of reducing our liabilities. To facilitate the disposition of our Portland operations, we restructured the obligation under the Green Leaf promissory note to permit the assumption of the note by the purchaser and to extend the due date to July 31, 2002. In consideration for the restructuring, we issued Green Leaf a loan fee of 75,000 shares of our common stock with piggy-back registration and preemptive rights and paid $75,000 of the principal due under the note payable by issuing Green Leaf a convertible debenture in the principal amount of $75,000, which was converted into 225,000 shares of our common stock on July 31, 2002.

     On  August  25,  2003,  we  entered  a letter  of  intent  with The  Apogee
Companies, Inc., a private company affiliated with The Apogee Management Company, Inc. to sell substantially all of our operating assets. The transaction was subject to certain conditions which were not satisfied or waived, and we and Apogee agreed to terminate the letter of intent on October 14, 2003.

Community Memorial Centers Convertible Debenture Restructuring
--------------------------------------------------------------

     In connection with our sale of the Portland business, we amended the terms of a $1 million convertible debenture issued to Community Memorial Centers, L.L.C., a limited liability company. David Schroeder, our former President and Director (November 2000 through October 1, 2002), and Michael Ashe, our Former Vice President of Operations, are principals of the Prestige Group, a member of Community Memorial Centers, L.L.C.

     Effective December 31, 2001, we sold substantially all of the assets related to the Portland business and the Portland real estate to Western Management Services, L.L.C., an Oregon limited liability company managed by Mr. Ashe under the terms of an asset purchase agreement. In connection with the transaction, Mr. Ashe's employment agreement with Neptune Society was terminated in its entirety and Mr. Ashe entered into a consulting agreement with Neptune Management to provide consulting services to us.

CCD Consulting Commerce Distribution AG
---------------------------------------

     On April 1, 2002, we completed a private placement of 13.75% convertible debentures in the principal amount of $1,000,000 to CCD Consulting Commerce Distribution AG in consideration of $200,000 in cash and the satisfaction of a promissory note in the principal amount of $800,000. We paid a commitment fee of 83,333 shares of common stock for CCD's agreement to convert the promissory note into convertible debentures. The convertible debentures are due and mandatorily convertible on March 31, 2004 into shares of our common stock at $1.20 per share. We granted CCD registration rights related to our issuance of shares upon conversion of the convertible debenture.

570421BC, Ltd.
--------------

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

     Transactions with Named Executive Officers and Directors

     In June 2002 we issued 6,250 shares to Barry Maynes in settlement of deferred compensation.

     In September, 2002 we issued 30,000 shares to Bryan Symington Smith and 10,000 shares to Anthony George, Directors of the Company, in payment of Directors fees.

     In February 2003, we issued 81,000 shares of common stock at $0.65 per share in settlement of deferred compensation in the amount of $52,650 to three senior executives as follows: Gary Harris: 23,077 shares, Douglas Irving: 40,385 shares, and Matthew Markin: 17,538 shares. We registered these shares of common stock in the registration statement filed with the SEC to register such shares for resale.

     On April 25, 2003, we issued 107,750 shares of common stock at $0.65 per share in settlement of deferred compensation in the amount of $70,037 to Marco Markin, our Chief Executive Officer. We registered these shares of common stock in the registration statement filed with the SEC to register such shares for resale.

     On April 25, 2003, we issued a total of 55,000 shares of common stock: to Kathryn Witter, a member of the Compensation committee for her services (25,000 shares) and Bryan Symington Smith, a director for directors fees (30,000 shares. as. We registered these shares of common stock in the registration statement filed with the SEC to register such shares for resale.

     On April 30, 2003, we issued a total of 125,000 shares of common stock to five officers of the Company as signing bonus under the terms of their employment or consulting agreements with the Company. These shares were issued to Matthew Markin (20,000 shares), Doug Irving (30,000 shares), Mathew Hoogendoorn (30,000 shares), Barry Maines (15,000 shares) and Gary Harris (30,000 shares). We registered these shares of common stock in the registration statement filed with the SEC to register such shares for resale.

     On May 29, 2003, we issued 107,751 shares of common stock at $0.65 per share to K.M. Lifestyle Inc. in settlement of deferred compensation in the amount of $70,037 due to Marco Markin, our Chief Executive Officer. Karla Markin is the spouse of Marco Markin, our Chief Executive Officer, and has ultimate voting power and control over K.M. Lifestyles, Inc.

     On June 18, 2003, we issued 2,118 shares of common stock at a price of $0.65 per share in consideration of compensation to Doug Irving, an employee. We registered these shares of common stock in the registration statement filed with the SEC to register such shares for resale.

     Subsequent to December 31, 2003, we entered into an amended and restated agreement with our CEO, Marco Markin. See "Executive Compensation, Marco Markin Employment Agreement."

     We believe that the foregoing transactions were entered into terms as favorable as would have been entered into with unrelated third parties.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        Exhibit
        Number      Description
        ------      -----------
         3.1(1)     Articles of  Incorporation  of L R Associates,  Inc.,  filed
                    January 4, 1985
         3.2(1)     Articles of Amendment of L R Associates,  Inc. changing name to Lari Corp., filed August 3, 1998
         3.3(1)     Articles of Amendment of Lari Corp. changing name to Neptune
                    Society, filed April 26, 1999
         3.4(1)     Articles of Amendment of The Neptune Society, Inc. filed May
                    9, 2000, effecting a combination of the Corporation's shares of common stock
         3.5(1)     Articles of Amendment of The Neptune Society, Inc. effective as of  March  22,  2002,  related  to a  combination  of the
                    Corporation's shares of common stock
         3.6(6)     Articles of Amendment of The Neptune Society, Inc.
         3.7(1)     Bylaws of Neptune Society (previously filed as Exhibit 3.6)
        10.1(1)     Form of Stock Option Plan
        10.2(1)     Share Purchase  Agreement dated for reference March 26, 1999 by and  between  Lari  Acquisition  Company,  Inc.,  Emanuel
                    Weintraub  Inter Vivos  Trust,  Emanuel  Weintraub,  Neptune
                    Management  Corp.,  Heritage  Alternatives,   Inc.,  Neptune
                    Pre-Need Plan, Inc. and Lari Corp.
        10.3(1)     Share Purchase Agreement dated March 31, 1999 by and between
                    Lari  Acquisition  Company,  Inc.,  Lari Corp.  and  Stanley
                    Zicklin
        10.4(1)     Share Purchase Agreement dated March 31, 1999 by and between
                    Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman
        10.5(1)     Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition  Company,  Inc.,  Neptune  Society  and  Stanley
                    Zicklin
        10.6(1)     Agreement   dated   August  1,  1999  by  and  between  Lari
                    Acquisition   Company,   Inc.,  Neptune  Society,   Emmanuel
                    Weintraub and Emmanuel Weintraub Inter Vivos Trust
        10.7(1)     Interest  Purchase  Agreement  dated for reference March 31,
                    1999 by and between  Neptune  Management  Corp.  Lari Corp.,
                    Lari Acquisition  Company,  Inc. and the limited partners of
                    Neptune-Los  Angeles,  Ltd.,  Neptune-Santa  Barbara,  Ltd.,
                    Neptune-Miami,    Ltd.,   Neptune-St.    Petersburg,   Ltd.,
                    Neptune-Ft.   Lauderdale,   Ltd.,   Neptune-Nassau,    Ltd.,
                    Neptune-Yonkers, Ltd.

        Exhibit
        Number      Description
        ------      -----------
        10.8(1)     Interest  Purchase  Agreement  dated for reference March 31,
                    1999 by and between Heritage Alternatives, Inc., Lari Corp.,
                    Lari Acquisition  Company,  Inc. and the limited partners of
                    Heritage Alternatives, L.P.
        10.9(1)     Consulting  Agreement  dated  March 31,  1999 by and between
                    Lari Acquisition Company, Inc. and Emanuel Weintraub
        10.10(1)    Amendment to  Consulting  Agreement  dated August 1, 1999 by and  between  Lari  Acquisition  Company,  Inc.  and Emanuel
                    Weintraub
        10.11(1)    $19,000,000  Promissory  Note dated  March 31,  1999 by Lari
                    Acquisition Company, Inc.
        10.12(1)    Amendment  to  $19,000,000  Promissory  Note dated August 1,
                    1999 by Lari Acquisition  Company,  Inc. in favor of Emanuel
                    Weintraub Inter Vivos Trust
        10.13(1)    $2,000,000  Promissory  Note  dated  March 31,  1999 by Lari
                    Acquisition Company, Inc.
        10.14(1)    Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari  Acquisition  Company,  Inc.  in  favor  of  Emanuel
                    Weintraub Inter Vivos Trust
        10.15(1)    Pre-Need  Trust  Agreement  dated  October  1,  1993  by and between Neptune Management Corp. and Sunbank/South  Florida,
                    N.A.
        10.16(1)    Asset Purchase Agreement dated March 31, 1992 by and between
                    Heritage  Cremation  Services,  Inc., Joseph Estephan,  Elie
                    Estephan and Emanuel Weintraub
        10.17(1)    Form of Commissioned Contractor Agreement
        10.18(1)    Agency  Agreement  dated for reference  July 22, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.19(1)    Amendment  to Agency  Agreement  dated August 5, 1999 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.20(1)    Form of Subscription Agreement
        10.21(1)    Form of Registration Rights Agreement
        10.22(1)    Debenture and Warrant Purchase  Agreement dated November 24,
                    1999.
        10.23(1)    Form of Convertible Debenture
        10.24(1)    Asset  Purchase  Agreement  dated  December 31, 1999, by and among  Neptune  Society,  Crematory  Society of  Washington,
                    Inc., and John C. Ayres.
        10.25(1)    Asset Purchase  Agreement dated March 15, 2000, by and among
                    Neptune  Society,  Cremation  Society  of Iowa,  Inc.,  Dave
                    Noftsger, and John Bethel
        10.26(1)    Asset Purchase Agreements and Merger Agreement dated July 5,
                    2000,  by and  among  Neptune  Society,  Heritage  Memorial,
                    Community  Memorial  Centers,  David Schroeder,  and Michael
                    Ashe
        10.27(1)    Agency  Agreement  dated for reference  July 31, 2000 by and between  Neptune  Society and  Standard  Securities  Capital
                    Corporation
        10.28(2)    Employment  Agreement  by and  between the Company and Marco
                    Markin
        10.29(2)    Employment  Agreement  by and  between the Company and David
                    Schroeder
        10.30(2)    Employment  Agreement  by and between the Company and Rodney
                    M. Bagley
        10.31(2)    Memorandum of  Understanding  by and between the Company and
                    Private Investment Company
        10.32(2)    Loan  Agreement   dated  August  8,  2001  with  Green  Leaf
                    Investors I, LLC, a California limited liability company
        10.33(2)    Warrant issued to Green Leaf
        10.34(2)    Guaranty issued to Green Leaf
        10.35(3)    Second Debt Restructuring Agreement
        10.36(3)    Third Debt Restructuring Agreement
        10.37(4)    Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management  Services,  L.L.C., an Oregon
                    limited  liability  company,   Wilhelm  Mortuary,   Inc.,  a
                    corporation  incorporated  under  the  laws of the  State of
                    Oregon,   and  The   Neptune   Society,   Inc.,   a  Florida
                    corporation,   and  Neptune  Society  of  America,  Inc.,  a
                    California corporation .

        Exhibit
        Number      Description
        ------      -----------
        10.38(4)    Service  Agreement  effective  as of March 8,  2002,  by and between  Western  Management  Services,  L.L.C.,  an  Oregon limited liability company, and The Neptune Society,  Inc., a
                    Florida Corporation.
        10.39(4)    Note  Extension  And  Assumption  Agreement  effective as of
                    January  31,  2002,  and  is  made  by and  between  Western
                    Management  Services,  L.L.C.,  an Oregon limited  liability company, Wilhelm Mortuary, Inc., an Oregon corporation,  The
                    Neptune  Society,  Inc.,  a  Florida  corporation,   Neptune
                    Society of America,  Inc.,  a  California  corporation,  and
                    Green Leaf Investors I, LLC, a California  limited liability company.
        10.40(4)    Convertible  Debenture in the  principal  amount of $75,000, due July 31, 2002,  issued to Green Leaf Investors I, LLC, a
                    California limited liability company.
        10.41(4)    Debenture and Warrant  Amendment  Agreement  effective as of
                    December 31, 2001, by and between The Neptune Society, Inc., a Florida  corporation,  CapEx,  L.P.,  a  Delaware  limited partnership,  and D.H. Blair Investment Banking Corp., a New
                    York corporation.
        10.42(4)    Form of CapEx, L.P. Debenture Amendment
        10.43(4)    Form  of  D.H.  Blair  Investment  Banking  Corp.  Debenture
                    Amendment
        10.44(4)    Form of Warrant Amendment
        10.45(5)    Form of Debenture
        10.46(8)    Employment  Agreement by and between the Company and Douglas
                    Irving
        10.47(8)    Employment  Agreement  by and  between  the Company and Doug
                    Irving
        10.48(8)    Employment  Agreement  by and  between the Company and Barry
                    Maynes
        10.49(8)    Employment  Agreement  by and  between  the Company and Gary
                    Harris
        10.50(8)    Employment  Agreement by and between the Company and Matthew
                    Markin
        10.51(8)    Employment  Agreement by and between the Company and Matthew
                    Hoogendoorn
        10.52(8)    Amendment to Employment Agreement by and between the Company and Marco Markin
        10.53(9)    Debenture Purchase and Amendment  Agreement  effective as of
                    July 31,  2003 by and between  The  Neptune  Society,  Inc.,
                    CapEx, L.P. and D.H. Blair Investment Banking Corp.
        10.54(9)    Form of Amended and Restated  Debenture  dated July 31, 2003 issued to CapEx, L.P. in the principal amount of $5,029,344
        10.55(9)    Form of Amended and Restated  Debenture  dated July 31, 2003 issued  to  D.H.  Blair  Investment  Banking  Corp.  in  the principal amount of $2,352,896
        10.56(9)    Form of Warrant issued to CapEx, L.P.
        10.57(9)    Form of  Warrant  issued to D.H.  Blair  Investment  Banking
                    Corp.
        10.58(9)    Form of Security Agreement
        10.59       Amended and Restated Employment Agreement by and between the
                    Company and Marco Markin dated March 12, 2004
        31.1        Section  302  Certificates  of Chief  Executive  Officer and
                    Chief Financial Officer
        32.2        Section  906  Certificates  of Chief  Executive  Officer and
                    Chief Financial Officer
_____________________

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

Current Reports on Form 8-K

     During the quarter ended December 31, 2003, we filed one current report on Form 8-K. Subsequent to December 31, 2003, we filed one current report on Form 8-K with the SEC on February 19, 2004.


ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting
----------------------------------------------------

     During the most recent fiscal quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $ 78,223 and $73,508, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2003 and 2002 were approximately $25,407 and $35,220, respectively.

TAX FEES

     The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2003 and 2002 were approximately $37,809 and $41,195, respectively.

ALL OTHER FEES

     The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2003 and 2002 were approximately $Nil and $1900, respectively.

     Our audit committee has the sole authority to review in advance, and grant any appropriate pre-approvals, of all non-audit services to be provided by our independent auditors and, in connection therewith, to approve all fees and other terms of engagement.

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


Signature                          Title                           Date
---------                          -----                           ----

                             Chief Executive Officer and
                             Director
/s/ Marco Markin             (principal executive officer)      March 30, 2004
-------------------------
Marco Markin


                             Senior Vice President of
                             Finance and Secretary
/s/ Matthew Hoogendoorn      (Acting Chief Financial Officer)   March 30, 2004
-------------------------
Matthew Hoogendoorn

                             Director
/s/ Bryan G. Symington Smith                                    March 30, 2004
----------------------------
Bryan G. Symington Smith

                             Director
/s/ Anthony George                                              March 30, 2004
-------------------------
Anthony George


                             Director
/s/ Brent Lokash                                                March 30, 2004
-------------------------
Brent Lokash

                                                                    Exhibit 31.1

                                 CERTIFICATIONS


     I, Marco Markin, certify that:

     1. I have reviewed this annual report on Form 10-KSB of The Neptune Society, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation;

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:        March 30, 2004

By:          /s/ Marco Markin
             ------------------------
             Marco Markin
             Chief Executive Officer
             (Principal Executive Officer)

                                 CERTIFICATIONS


     I, Matthew Hoogendoorn, certify that:

     1. I have reviewed this annual report on Form 10-KSB of The Neptune Society, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation;

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:        March 30, 2004

By:          /s/ Matthew Hoogendoorn
             ----------------------------------
             Matthew Hoogendoorn
             Chief Financial Officer
             (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of The Neptune Society, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Marco Markin, Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 30, 2004                    By:  /s/ Marco Markin
                                              ---------------------------------
                                              Name:    Marco Markin
                                              Title:   Chief Executive Officer
                                              (Principal Executive Officer)



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of The Neptune Society, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Matthew Hoogendoorn, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 30, 2004                   By: /s/ Matthew Hoogendoorn
                                            ------------------------------------
                                            Name:    Matthew Hoogendoorn
                                            Title:   Chief Financial Officer
                                            (Principal Financial Officer)




A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.