Form 10QSB
period 2004-03-31
NEPTUNE SOCIETY INC/FL
filed 2004-05-21
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

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


State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: May 14, 2004: 6,764,637 shares of common stock

Traditional Small Business Disclosure Format (Check One): Yes ___   No X

                            THE NEPTUNE SOCIETY, INC
                                  FORM 10 - QSB
                                 March 31, 2004

                                TABLE OF CONTENTS

                                                                          PAGE

PART I.           INTERIM FINANCIAL INFORMATION                               2

     ITEM 1.      FINANCIAL STATEMENTS                                        2

                  Consolidated Balance Sheets
                  March 31, 2004 (Unaudited) and December 31, 2003 (Audited)  2

                  Consolidated Statements of Operations (Unaudited)
                  Three Months Ended March 31, 2004 and 2003                  3

                  Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended March 31, 2004 and 2003                  4

                  Notes to Consolidated Financial Statements (Unaudited)      5

     ITEM 2.      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS AND RESULTS OF OPERATIONS                        8

     ITEM 3.      CONTROLS AND PROCEDURES                                    14

PART II.          OTHER INFORMATION                                          14

     ITEM 1.      LEGAL PROCEEDINGS                                          14

     ITEM 2.      CHANGES IN SECURITIES                                      14

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                            15

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        15

     ITEM 5.      OTHER INFORMATION                                          15

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                           17

     SIGNATURES                                                              21

FORWARD-LOOKING STATEMENTS

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

Other specific risks and uncertainties are set forth in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission. Our management has included projections and estimates in this quarterly report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management's projections. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                 ______________

"The Neptune Society", "Neptune Society" and "Trident Society" are a registered trademarks of The Neptune Society, Inc. in the United States.

PART I.  INTERIM FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS


                              NEPTUNE SOCIETY INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 2004         December 31, 2003
                                                                     --------------         -----------------
                                                                       (Unaudited)               (Audited)

                    ASSETS
Current assets:
  Cash                                                               $   2,217,221            $     537,997
  Accounts receivable, net of allowance of $200,000                      2,144,227                2,048,490
  Assets held for disposal                                                 180,000
  Prepaid expenses and other current assets                                126,398                  124,814
                                                                     --------------         -----------------
        Total current assets                                             4,667,846                2,711,301
                                                                     --------------         -----------------

Accounts receivable, net - non current                                     388,215                  395,125

Property and equipment, net                                                291,919                  340,934

Names and reputations                                                   23,662,776               24,406,031

Deferred financing costs                                                   708,552                  762,033

Deferred charges and other assets                                        6,739,683                6,797,974
                                                                     --------------         -----------------
                                                                     $  36,458,991            $  35,413,398
                                                                     ==============         =================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                           $   2,711,080            $   2,425,285
  Income tax payable                                                        60,000                        -
  Deferred sales tax payable                                                56,385                        -
  Current portion of long-term debt                                      1,100,400                1,950,582
                                                                     --------------         -----------------
          Total current liabilities                                      3,927,865                4,375,867
                                                                     --------------         -----------------

Deferred sales tax                                                         635,928                        -
Notes payable                                                            5,174,640                6,700,935
                                                                     --------------         -----------------
Deferred pre-need revenues                                              19,444,381               19,546,478
                                                                     --------------         -----------------
Liabilities to be settled by issue of shares                                     -                  140,076

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                                   -                        -

  Common stock, $.001 par value, 75,000,000 shares authorized,
   6,734,637 and 5,773,025 shares issued and outstanding                     6,734                    5,773

  Additional paid-in capital                                            33,384,908               32,263,014
  Accumulated deficit                                                  (26,115,465)             (27,618,745)
                                                                     --------------         -----------------
           Total stockholders' equity                                    7,276,177                4,650,042
                                                                     --------------         -----------------
                                                                     $  36,458,991            $  35,413,398
                                                                     ==============         =================


See accompanying notes to the consolidated financial statements

                             NEPTUNE SOCIETY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                     Three months ended

                                                                           March 31, 2004         March 31, 2003
                                                                          ---------------        ---------------
Revenue
   Services and merchandise                                                $   5,234,021           $  4,556,104
   Management and finance fees                                                   165,094                223,021
                                                                          ---------------        ---------------
                   Total revenue                                               5,399,115              4,779,125
                                                                          ---------------        ---------------
Costs and expenses                                                             1,028,325              1,120,014
                                                                          ---------------        ---------------
Sales commissions and obtaining  costs                                         1,776,127              1,215,758
                                                                          ---------------        ---------------
Operating Expenses

      Salaries and payroll costs                                               1,203,068                981,873
      Compensation -stock based                                                   28,000                219,300
      Premises rent and utilities                                                236,257                221,939
      Insurance                                                                   95,096                114,280
      Communications                                                             101,017                146,757
      Other operating services and supplies                                      387,735                503,234
      Amortization and depreciation                                               51,152                 52,860
      Professional fees                                                           74,820                 93,189
      Employee settlements                                                             -                296,484
                                                                          ---------------        ---------------
                   Total operating expenses                                    2,177,145              2,629,916
                                                                          ---------------        ---------------

Operating profit (loss)                                                          417,518               (186,563)

Other income (expense)
     Loss on assets held for disposal                                           (593,155)                     -
     Insurance marketing allowances                                            1,901,107                      -
     Trust placement fees                                                        140,182                      -
     Interest and finance expense                                               (302,370)              (537,238)
                                                                          ---------------        ---------------
Net income (loss), before income tax                                           1,563,282               (723,801)
                                                                          ---------------        ---------------
Income tax expense-current
      Income tax expense                                                          60,000                      -
                                                                          ---------------        ---------------
                                                                                  60,000                      -
                                                                          ---------------        ---------------
Net income (loss) for the period                                           $   1,503,282           $   (723,801)
                                                                          ===============        ===============
Net income (loss) per share (basic)                                        $        0.26           $      (0.16)

Net income (loss) per share (diluted)                                      $        0.25           $      (0.16)

Weighted average numbers of shares (basic)                                     5,796,001              4,431,131

Weighted average numbers of shares (diluted)                                   5,986,764              4,431,131



See accompanying notes to the consolidated financial statements.

                              NEPTUNE SOCIETY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Three months ended

                                                                           March 31, 2004         March 31, 2003
                                                                          ---------------        ---------------
Cash provided by (used in)

Operating Activities

Net income (loss) for the period                                           $  1,503,282            $  (723,801)

Adjustments to reconcile net loss to
     net cash provided by operating activities:
          Depreciation and amortization                                          51,152                 52,860
          Accretion of discount on notes payable                                 31,090                 34,998
          Non-cash interest and amortization of deferred
               finance costs                                                     53,481                275,972
          Loss on assets held for disposal                                      593,155
          Stock compensation                                                     32,750                 43,125
          Compensation expense to be settled by stock                                                  176,175
          Compensation expense deferred                                                                210,338
      Changes in operating assets and liabilities:
          Accounts receivable                                                   (66,413)               (65,031)
          Prepaid expenses and other current assets                              (1,583)              (124,042)
           Income tax payable                                                    60,000
          Deferred charges and other assets                                      58,291                (18,488)
          Accounts payable and accrued liabilities                              185,461               (315,462)
          Deferred pre-need revenues                                           (102,097)                64,227
                                                                          ---------------        ---------------
           Net cash provided by operating activities                          2,398,569               (389,129)
                                                                          ---------------        ---------------
Investing activities
     Purchase of property and equipment                                         (32,038)                (3,523)
                                                                          ---------------        ---------------
           Net cash used in investing activities                                (32,038)                (3,523)
                                                                          ---------------        ---------------
Financing activities
     Proceeds of common stock issued                                             18,452                200,000
     Payments on notes payable                                               (1,398,072)              (189,935)
     Deferred sales tax                                                         692,313
                                                                          ---------------        ---------------
           Net cash used in (provided by) financing activities                 (687,307)                10,065
                                                                          ---------------        ---------------
Increase (decrease) in cash in the period                                     1,679,224               (382,587)
                                                                          ---------------        ---------------
Cash, beginning of period                                                       537,997                775,966
                                                                          ---------------        ---------------
Cash end of period                                                            2,217,221                393,379
                                                                          ===============        ===============
Supplemental disclosure of cash flow information

   Cash paid during the period for interest                                     248,889                263,578

Supplemental disclosure of non-cash investing and financing activities

   Stock issued on conversion of debentures                                   1,071,653
   Stock issued to settle deferred compensation                                                         52,650
   Stock issued in payment of accrued interest on notes payable                                         41,230
   Stock issued for compensation                                                 28,000





See accompanying notes to the consolidated financial statements

                              NEPTUNE SOCIETY,INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation

          These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10 - QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

          In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

(2)  13.0% Debentures

          The Company by an Agreement dated February 18, 2004 with its Debenture holders made a prepayment of $1,160,000 in reduction of principal owing on its 13% Debentures. As a term of the prepayment, the Company will not be required to make any further scheduled lump sum payments or payments based on excess cash flow until July 2005. This transaction will limit the required payments under the Debentures to $125,000 per month until July 2005.

(3)  Insurance marketing allowances income

          The Company has recorded income of approximately $1,971,000 in respect of marketing allowances from National Guardian Life Insurance Company, a Wisconsin mutual insurance company, in connection with the purchase of group life insurance coverage for fully paid members of its California pre-need trusts.

          The purchase of group life coverage involves the insurer issuing a fully paid life insurance certificate in consideration of the receipt of a premium equal to the trusted amount of the pre-need contract. The face amount of the insurance purchased, which is always greater than the premium paid, is paid to the Company at the time the cremation services are performed. The Company receives a marketing allowance at the time of issuance of the certificate based upon the face value of the insurance purchased. The marketing allowances received in the current quarter represent the amount earned on all fully paid pre-need contracts still trusted by the Company for California members, since inception, which represents the equivalent of approximately 13 years of new pre-need contract sales at the current sales rate. Accordingly the amount of marketing allowance income in the current quarter is not representative of what may be earned, if any, in future quarters.

(4)  Capital stock issued

          40,000 shares were issued for deemed consideration of $28,000 as compensation expense to an officer of the Company,

          28,388 shares were issued for proceeds of $18,452 on the purchase of shares by a shareholder holding pre-emptive rights on issuances of stock by the Company, and

          893,044 shares were issued to the former holders of 13.75% mandatory convertible debentures, on full settlement of the $1,071,653 face value debentures on March 31, 2004.


(5)  Stock options

          Options were granted to an officer for the purchase of a total of 150,000 shares at the price of $0.70 per share, expiring January 31, 2007. The options vest at the rate of 50,000 shares on January 31, 2005, 2006, and 2007.

          Options previously granted to an officer for the purchase of 392,046 shares at a price of $4.40 per share by December 31, 2005 were cancelled on the renegotiation of his employment contract. Also cancelled were options to be granted in 2004 and 2005 to acquire a further 261,364 shares on the same terms.

(6)  New Employment Agreements and Commitments

          (a) The Company and its Chief Executive Officer ("CEO") entered into an Amended and Restated Agreement dated March 12, 2004 to replace his existing employment arrangements. The March 12, 2004 Agreement restructures the amount to be paid to the CEO in the event of termination or change of control of the Company, and extends the term of the employment arrangement. The Agreement is for an initial term expiring December 31, 2007, with renewal in successive one-year increments to December 31, 2010. Annual compensation is unchanged from the previous employment agreement, except that there is to be a 5% increase in compensation for each renewal year after 2007.

          The terms of the Amended Agreement provide that in the event of termination of his employment by the Company, by the CEO for good reason, on a change of control of the Company, or on the expiry of the employment agreement, the Company is required to offer to the CEO consideration equal to 13% of the fair value of the Company in consideration for the return or cancellation of a total of 538,818 shares owned by the CEO and related parties, together with stock options and warrants to acquire a furthur 457,692 shares at prices ranging from $0.65 and $0.79 per share.

          The Company's offer will be subject to a right of first refusal held by our Debenture holders.

          With respect to a change of control of the company the provisions above are operative for all changes in control after March 10, 2006, and prior to that date, all changes of control except for certain named stockholders and potential purchasers.


          (b) On February 1, 2004, we entered into an agreement for the services of the President and Chief Marketing Officer (formerly, the CEO was also the President; the position of Chief Marketing Officer is new). The agreement provides for annual base compensation of $200,000 per annum and an expense allowance of $24,000 per annum. We agreed to issue 40,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 150,000 shares of common stock at $0.70 per share vesting at the rate of 50,000 shares on each of the first, second and third anniversary of the agreement. The executive will also be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the Board of Directors.

          The term of the agreement extends to January 31, 2007. The agreement is cancelable on six, seven or eight months notice in the first, second or third years respectively.


(7)  Loss on assets held for disposal

          The Company in the period made the decision to dispose of its operations in Iowa. The Iowa assets have been recorded at their net realizable value at March 31, 2004, and were subsequently sold effective April 15, 2004. A non-cash loss of approximately $593,000 was recorded in the current period on evaluation of these assets, which were primarily goodwill and equipment.

(8)  Pro forma compensation expense for stock options

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

                  Expected life -- 3 Years
                  Risk - free interest rate -- 1.5%
                  Dividend yield -- -0-
                  Volatility -- 21%

          This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, which affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

          For purpose of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The company's pro forma information is as follows:

                                                              2004          2003
                                                           ----------    -----------
     Net income (loss) as reported                         $1,503,282    $(723,801)

     Compensation recognized under APB 25                           -             -

     Approximate compensation expense under SFAS 123         (11,000)      (38,000)
                                                           ----------    -----------
     Pro forma net income (loss)                           $1,492,282    $(761,801)
                                                           ==========    ===========

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

Overview
--------

The Neptune Society, Inc., is the holding company for the Neptune Society of America, Inc., a California corporation. Neptune Society of America, Inc. is the holding company for Neptune Management Corp., Heritage Alternatives, Inc. and Trident Society, Inc., which are engaged in marketing and administering Pre-Need and At-Need cremation services in Arizona, California, Colorado, Florida, Illinois, Iowa, New York, Oregon and Washington. We also operate a crematory and licensed holding facility in Los Angeles, California; one licensed holding facility in Ventura, California; one crematory and licensed holding facility in Ankeny, Iowa; and one crematory and a licensed holding facility in Spokane, Washington. We provide cremation services in the areas we own crematories. We use the services of qualified and licensed third-party crematories and holding facilities in locations that we do not own crematories.

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


THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

Results of Operations

The following discussion compares our results of operations for the three months ended March 31, 2004 to our results of operations for the three months ended March 31, 2003.

Revenues
--------

Total revenue was approximately $5,399,000 in the first quarter of 2004 compared with $4,779,000 for the first quarter of 2003, an increase of approximately $620,000

The number and dollar amount of new pre-need contract sales increased by approximately 22% in the first quarter of 2004 compared with the first quarter of 2003. Sales revenue increased by approximately $619,000 to $3,485,000 in Q1-2004 compared with $ 2,866,000 in Q1-2003. The improvement in the first quarter of 2004 over the first quarter of 2003 is due in part to the comparison to the weaker Q1-2003 sales; our current sales volume on a monthly basis is averaging about 9% above the average monthly volume for the second, third and fourth quarters of 2003. Travel plan sales as an option offered with pre need contracts strengthened in Q1-2004 to former levels, versus Q1-2003 which was negatively impacted by what were then the new hostilities in Iraq.

Revenue from cremation services and previously deferred merchandise sales was $1,749,000 in the first quarter of 2004 compared with $1,689,000 in the first quarter of 2003, an increase of 3%. The number of services performed was 9% higher in Q1-2004 compared with Q1-2003. We continue to face strong price resistance in the major metropolitan areas in which we operate, and accordingly our revenue per service decreased in the first quarter of 2004 versus 2003.

Management and finance fee income was $165,000 in the first quarter of 2004 compared with $223,000 in the first quarter of 2003. This decrease of $ 58,000 is due primarily to the decrease in management fees earned on our California pre-need trusts in Q1-2004 compared with Q1-2003. With the decrease in funds under administration due to the purchase of group life insurance coverage, a similar reduction in trust management fees will continue over upcoming periods. Although we receive annual renewal marketing allowances based on the face value of insurance acquired, these allowances are lower than historical trust fund administration fees we earned.

Because the face value of the insurance coverage negotiated was higher than the value of the pre-need trust funds used to acquire the coverage, we expect to receive increased revenue at the time of providing the cremation services. We project the increased cremation revenue received from the higher value life insurance policies will in all material respects offset the related decrease in trust fund administration fees.

Costs and Expenses
------------------

The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold, and the costs of travel plan premiums. Total direct costs and expenses were approximately $1,028,000 for the three months ended March 31, 2004 compared with $1,120,000 for the first quarter of 2003.

Direct costs and expenses of cremation services decreased 8% as a result of the implementation of operating efficiencies during 2003.

Costs and expenses were 20% of services and merchandise sales for the first quarter of 2004 compared with 25% for the first quarter of 2003.


Sales commissions and obtaining costs
-------------------------------------

Sales commissions and obtaining costs represent the cost of acquiring new pre-need contracts. These costs as a total increased by $560,000 to $1,776,000 for the first quarter of 2004 from $1,216,000 for the first quarter of 2003.

Sales commissions increased approximately $171,000 in Q1-2004 compared with Q1-2003. This 23% increase is complemented by essentially the same (22%) increase in pre-need contract sales.

The cost of our direct mailers and other media increased by approximately $389,000 in the first quarter of 2004 compared with the first quarter of 2003. In Q1-2004 we made the decision to initiate a program to increase the effectiveness of how we generate sales leads, including the use of higher cost mailers. This program was discretionary and we expect it to result in an increase in our sales in future fiscal quarters, together with an eventual reduction in the cost per sale.

Operating Expenses
------------------

Salaries and payroll costs for the three months ended March 31, 2004 were $1,203,000 compared with $982,000 for the three months ended March 31, 2003, an increase of $221,000 or 23%. The increased costs are attributable to our adding executive level staff at our corporate office, as well as our reduced use of stock for the payment of certain annually determined compensation.

Stock based compensation decreased to $ 28,000 in the first quarter of 2004 from $ 219,000 in the first quarter of 2003, a decrease of $191,000. This is mainly attributable to our reduced use in 2004 of stock for the payment of certain annually determined compensation, as well as the reduced number of new employment signing bonuses granted in the first quarter of 2004.

Other operating services and supplies were reduced by $115,000 in Q1-2004 compared with Q1-2003. This was as a result of initiatives implemented after the first quarter of 2003 to reduce company wide general overhead expenses.

Employee settlements expense was $296,000 in the first quarter of 2003. There was no similar expense in the first quarter of 2004.

Total operating expenses were $ 2,177,000 for the first quarter of 2004 compared with $ 2,630,000 for the first quarter of 2003. The decrease in operating expenses of $ 453,000 or 17% relates primarily to the reasons described above.


Operating profit (loss)
-----------------------

Operating profit was $418,000 for the first quarter of 2004 compared with an operating loss of $(187,000) for the first quarter of 2003. The main components of the increase of $604,000 to an operating profit in Q1-2004 from an operating loss in Q1-2003 are described above.


Other revenue and expenses
--------------------------

Insurance marketing allowances of $1,901,000 represents the gross amount received net of provision for estimated allowance refunds in connection with the purchase of group life insurance coverage for fully paid members of our California pre-need trusts.

The purchase of group life coverage involves the insurer issuing a fully paid life insurance certificate in consideration of the receipt of a premium equal to the trusted amount of the pre-need contract. The face amount of the insurance purchased, which is always greater than the premium paid, is paid to the company at the time the cremation services are performed. The Company receives a marketing allowance at the time of issuance of the certificate based upon the face value of the insurance purchased. The marketing allowances received in the current quarter represents the amount earned on all fully paid pre-need contracts still trusted by the Company for California members, since inception, which is the equivalent of approximately 13 years of new pre-need contract sales at the current sales rate. Accordingly the amount of marketing allowance income in the current quarter is not representative of what may be earned, if any, in future quarters.

It is planned that for so long as interest rates continue at historically low rates, and there are benefits identified for both the pre-need contract holders and the Company, that the purchase of group life insurance coverage will be a component of the Company's business model. The Company has entered into an exclusive four year arrangement with National Guardian Life Insurance Company for the purchase of group life insurance, should the Company choose this funding method, at comparable pricing to the transactions completed in the period.

Trust placement fees of $140,000 were received in the first quarter of 2004 as consideration of our entering into an agreement to retain Forethought Federal Savings Bank as the new trustee a Florida (Q1-2003:Nil). This is not anticipated to be an on going source of income.

Loss on assets held for disposal represents the writedown in the carrying value of assets of our Iowa location. The decision to stop doing business in Iowa was made in the first quarter as part of our strategic planning process. The Iowa assets have been recorded at their net realizable value at March 31, 2004, and were subsequently sold effective April 15, 2004. We paid $110,000 and issued 60,000 shares to acquire the business in 2000. A loss of approximately $593,000 was recorded in the current period on reclassification and evaluation of these assets, which were primarily goodwill and equipment.

Interest and finance expense was $302,000 for Q1-2004 compared with $537,000 for Q1-2003. The reduction of $235,000 is due to the replacement of relatively short term acquisition financing with long term Debenture financing in the third quarter of 2003.


Income tax expense-current
--------------------------

The net amount of approximately $60,000 recorded as income tax provision in Q1-2004 (Q1-2003: Nil) represents estimated tax payable on our net income, after recognizing the benefit of previously unclaimed net operating losses of prior years.


Net Income (loss)
-----------------

Net income was $1,503,000 ($0.26 net income per share-basic and $0.25 net income per share on a fully diluted basis) for the first quarter of 2004 compared with a loss of $(724,000) or ($0.16 loss per share) for the three months ended March 31, 2003. The net income (loss) relates to the reasons described above.


Liquidity and Capital Resources
-------------------------------

This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows provided by (Used In) Operating Activities for the three months ended March 31, 2004 reconciles the net income for the period of approximately $1,503,000 to the net cash provided by operating activities for the same period of $2,399,000.

There were no significant investing activities in the first quarter of 2004.

The Company by an Agreement dated February 18, 2004 with its Debenture holders made a prepayment of $1,160,000 in reduction of principal owing on its 13% Debentures. As a term of the prepayment, the company will not be required to make any further scheduled lump sum payments or payments based on excess cash flow until July 2005. This transaction will limit the required payments under the Debentures to $125,000 per month until July 2005. There is no reduction in the total current portion of debt payments required in 2003 as a consequence of this prepayment. The Company made the total of $1,398,000 in payments in the first quarter of 2004 to reduce its long-term debt, including the payments discussed above.

In February, 2004 the Company received a refund of $733,000 from the State of California representing sales tax paid on pre-need contracts sold in the years 1999 to 2002. The sales tax on pre-need contracts still outstanding from those years is required to be paid at the time the cremation is performed, rather than at the time of sale of the pre-need contract. . As a result, the Company was able to obtain the return of sales tax paid prematurely.

For 2003 and subsequent years the Company delivers merchandise at the time of sale of the pre-need contract in most States, including California, accordingly a similar issue does not arise going forward.

The Company estimates that the sales tax relating to the 1999 to 2002 contracts will be required to be repaid over a 13 year period. (The amount of approximately $692,000 reported in the Consolidated Statements of Cash Flows under "Financing Activities" represents the refund of $733,000 discussed above, net of $41,000 in sales tax on 1999-2002 member cremations already paid since January 1, 2003.

At March 31, 2004 we had current assets of approximately $4,668,000, offset by current liabilities of $3,928,000, for net working capital of approximately $740,000.

At March 31, 2004 our material long-term debt consisted of the following:

     o    13%  Convertible   Debentures  with  scheduled  principal   repayments
          totaling approximately $4,800,000 in the period April 1, 2005 to July 31, 2007.

     o Employee settlement note with scheduled payments of $360,000 in the period April 1, 2005 to March 31, 2008.

Payments required under long term debt in the upcoming twelve months ending March 31, 2005 totaling $1,100,000 have been provided for in calculating net free working capital of approximately $740,000 above.

Our only internal sources of liquid assets are cash flows from operations. We have no standby line of credit, nor have we been able to make arrangements for such line of credit. We have no external sources of liquid assets.

We intend to finance any acquisitions or start-ups in 2004 from operational cash flow, or a combination of operational cash flow and vendor financing. We are presently expanding our Trident brand into Riverside and Mission Viejo, in Southern California. We have identified a potential market of 900,000 individuals for our pre-need arrangement services, and have completed test marketing in these two population centers.

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


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

Set forth below is a description of unregistered securities issued by the Company during the three months ended March 31, 2004.

     We issued 40,000 shares of common stock to an executive officers for deemed consideration of $28,000 as compensation. The shares of common stock were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     We issued 28,388 shares of common stock for proceeds of $18,452 on the purchase of shares by a shareholder holding pre-emptive rights on issuances of stock by the Company. The shares of common stock were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     We issued 893,044 shares of common stock to three holders of 13.75% mandatory convertible debentures on full settlement of the $1,071,653 face value debentures on March 31, 2004. The 13.75% mandatory convertible debentures were issued on March 21, 2002 and converted into shares of common stock mandatorily and without payment of additional consideration. The shares of common stock were issued in a private transaction pursuant to
     Section 3(a)(9) of the Securities Act of 1933, as amended.

     We granted options to acquire a total of 150,000 shares of common stock at the price of $0.70 per share, expiring January 31, 2007, in connection with an employment agreement with our President and Chief Marketing Officer. The options vest at the rate of 50,000 shares on January 31, 2005, 2006, and 2007. The options were granted in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-KSB for the year ended December 31, 2003 under "Item
5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2003, is hereby incorporated by reference to this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

During the quarter ended March 31, 2004, there were no purchases of equity securities by the small business issuer or any affiliated purchaser.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

Change of Control

The Company received a letter dated March 15, 2004 from BG Capital Group Ltd. of Slot #2000 A.P. 59223, Nassau, Bahamas, informing the Company of BG Capital Group Ltd.'s intent to acquire 2,245,486 shares of the Company's common stock. On April 28, 2004, the Company's stock transfer agent received letter making a stock transfer request on behalf of BG Capital Group Ltd. with respect to the transfer of 2,065,889 shares of common stock (the "Transferred Shares"). The letter stated that the stock transfers were being made pursuant to a Share Exchange Agreement dated June, 2003. The Transferred Shares were represented by the following stock certificates:

-----------------------------------------------------------------------------------------------------------
 Stock Certificate           Registered Shareholder                 Dated          Number of Transferred
       Number                                                                                Shares
-----------------------------------------------------------------------------------------------------------
3144                  Consulting Commerce Distribution AG        July 8, 2003               83,333

1645                  CCD Commerce Consulting Distribution AG    Dec. 30, 1999             183,333

1647                  CCD Commerce Consulting Distribution AG    Jan. 13, 2000              16,667

3009                  Consulting Commerce Distribution AG        April 1, 2002             174,537

3158                  Shangri-La Investments Ltd.                Sept. 15, 2003             80,000

3006                  Syrah Invest Corp.                         April 1, 2002             162,037

3007                  Seloz, Gestion & Finance SA                April 1, 2002             199,074

3008                  Hans Schopper                              April 1, 2002             199,074

1643                  Partner Marketing AG                       Dec. 30, 1999              26,667

3011                  Partner Marketing AG                       April 1, 2002             174,537

3105                  Ming Capital Enterprises Ltd.              Nov. 4, 2002               62,500

1963                  Ming Capital Enterprises Ltd.              Dec. 14, 2001              12,000

3012                  Crystal Overseas Trading Inc.              April 1, 2002             199,074

3013                  Thomas Christen                            April 1, 2002             149,537

3104                  Turf Holding Ltd.                          Nov. 4, 2002               62,500

3010                  Turf Holding Inc.                          April 1, 2002             131,019

1757                  Systematic Investments Establishment       Aug. 10, 2000             150,000
-----------------------------------------------------------------------------------------------------------

The Company has no knowledge of the source or amount of consideration paid for the Transferred Shares. The Transferred Shares represent approximately 30.54% of the 6,764,637 issued and outstanding shares of common stock of the Company as of May 6, 2004.

According to information provided to the Company by Robert Genovese on April 19, 2004, BG Capital Group Ltd. beneficially owned 2,303,904 shares of common stock of the Company (including the Transferred Shares). Robert Genovese controls BG Capital Group Ltd. According to information provided to the Company by Robert Genovese on April 19, 2004, Robert Genovese controls BG Capital Group Ltd. and beneficially owns (including the Transferred Shares) a total of 2,592,104 shares of common stock of the Company, including the shares beneficially owned by BG Capital Group Ltd., which represents approximately 38.36% of the 6,764,637 issued and outstanding shares of common stock of the Company as of May 6, 2004.

Amendment to Employment Agreement with Chief Executive Officer

On March 12, 2004, we entered into an amended and restated employment agreement with Mr. Marco Markin, our Chief Executive Officer. The amended and restated agreement restated certain provisions of Mr. Markin's employment agreement and restructures the amount to be paid to our CEO in the event of termination or change of control of the Company, and extends the term of the employment arrangement. The Agreement is for an initial term expiring December 31, 2007, renewal in successive one-year increments to December 31, 2010. Annual compensation is unchanged from the previous employment agreement, except that there is to be a 5% increase in compensation for each renewal year after 2007.

Under amended and restated employment agreement we will be required to purchase a total of 538,818 shares and convertible securities exerciseable to acquire an additional 457,692 shares a owned by him and/or certain related parties, unless such shares are acquired by debentureholders which hold a right of first refusal related to such securities, for a purchase price equal to 13% of the value of our company ("Purchase Price") in the event of termination of his employment (i) by Neptune Society, (ii) by our CEO for good reason, (iii) on a change of control of our company, or (iv) on the expiry of the employment agreement. The change of control provisions do not apply to a change of control involving certain existing shareholders of our company that occurs on or before March 10, 2006, unless such entity would not continue to beneficially own 50% or more of the common stock and voting interest after completion of the acquisition. The Purchase Price shall be determined by an independent valuation in accordance with the provisions of the agreement. We entered into the agreement to resolve any future disputes related to our CEO's right to acquire additional common stock of our company under his right to convert deferred compensation into shares of common stock at a 10% discount to market price.

Employment Agreement with President and Chief Marketing Officer

On February 1, 2004, we entered into an agreement for the services of Jerry A. Norman as our President and Chief Marketing Officer (formerly, our CEO was also our President, the position of Chief Marketing Officer is new). The agreement provides for annual base compensation of $200,000 per annum and an expenses allowance of $24,000 per annum. We agreed to issue 40,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 150,000 shares of common stock at $0.70 per share vesting at the rate of 50,000 shares on each of the first, second and third anniversary of the agreement. The executive will also be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors.

The term of the agreement extends to January 31, 2007. The agreement is cancelable on six, seven or eight months notice in the first, second or third years respectively.

Resignation of Chief Financial Officer and Director

Mr. Hoogendoorn resigned as a director on May 1, 2004, and as our Chief Financial Officer effective on May 31, 2004.

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

     10.9(1) Consulting Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

     10.10(1) Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub

     10.11(1) $19,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.

     Exhibit
     Number         Description
     ------         -----------
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

     Exhibit
     Number         Description
     ------         -----------
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

     Exhibit
     Number         Description
     ------         -----------
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

     10.57(9)       Form of  Warrant  issued to D.H.  Blair  Investment  Banking
                    Corp.

     10.58(9)       Form of Security Agreement

     10.59 Amended and Restated Employment Agreement by and Between The Neptune Society, Inc. and Marco Markin dated March 12, 2004

     10.60 Employment Agreement between The Neptune Society, Inc. and Jerry Norman dated February 1, 2004

     10.61 Amendment Agreement by and between The Neptune Society, Inc., CapEx, L.P., Bow River Capital Fund, LP and Bow River Capital Fund II, LP dated February 18, 20

     10.62 Asset Sale Agreement between Neptune Management Corporation and Brooks Funeral Care and Robert Brooks dated April 2, 2004

     31.1 Section 302 Certificates of Chief Executive Officer and Chief Financial Officer

     32.2 Section 906 Certificates of Chief Executive Officer and Chief Financial Officer
-------------------

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


                                         THE NEPTUNE SOCIETY, INC.
                                         (Registrant)


Date:    May 21, 2004                     By: /s/ Marco Markin
                                              ---------------------------------
                                              Marco Markin
                                              Chief Executive Officer




Date:    May 21, 2004                     By: /s/ Matthew Hoogendoorn
                                              ---------------------------------
                                              Matthew Hoogendoorn
                                              Chief Financial Officer