Form 10QSB
period 2004-06-30
NEPTUNE SOCIETY INC/FL
filed 2004-08-13
CIK 1098532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 000-31182

The Neptune Society, Inc.

(Exact name of small business issuer as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation)	59-2492929 (I.R.S. Employer Identification No.)

4312 Woodman Avenue, Third Floor Sherman Oaks, California 91423
(Address of Principal Executive Offices)

(818) 953-9995
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: August 10, 2004: 7,014,637 shares of common stock

Transitional Small Business Disclosure Format (Check One): Yes   [  ]        No    [X]

THE NEPTUNE SOCIETY, INC
FORM 10 – QSB
June 30, 2004

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, using words and phrases such as “expects,” “believe,” “believes,” “plans,” “anticipate,” “anticipates,” “is anticipated,” or stating that certain actions, events or results “will,” “may,” “should,” or “can” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Forward-looking statements are based on expectations, estimates and projections at the time the statements are made that involve a number of risks and uncertainties which could cause actual results or events to differ materially from those anticipated by the Company. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including competition for and availability of acquisitions, our ability to manage an increasing number of sales offices and crematories, our ability to retain key management personnel and to continue to attract and retain skilled funeral home and crematory management personnel, state and federal regulations, changes in the death rate or deceleration of the trend towards cremation, availability and cost of capital and general industry and economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Important factors which could cause actual results of the Company to differ materially from those in forward-looking statements include, among others, the following:

1)	Changes in general economic conditions impacting financial markets that could negatively affect the Company.

2)	Changes in credit relationships impacting the availability of credit and the general availability of credit in the marketplace.

3)	Changes in consumer demand and/or pricing for the Company’s products and services caused by several factors, such as local death rates, cremation rates, competitive pressures and local economic conditions.

4)	The Company’s ability to successfully finance and implement certain strategic growth initiatives that could result in increased pre-need contract sales and case volume.

5)	Changes in domestic political and/or regulatory environments in which the Company operates, including tax and accounting policies.

Other specific risks and uncertainties are set forth in the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission. Our management has included projections and estimates in this quarterly report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by its competitors with the Securities and Exchange Commission. Investors are cautioned against attributing undue certainty to management’s projections. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

“The Neptune Society”, “Neptune Society” and “Trident Society” are registered trademarks of The Neptune Society, Inc. in the United States.

PART I.    INTERIM FINANCIAL INFORMATION

Item 1.     Financial Statements

NEPTUNE SOCIETY, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS

Current assets:
Cash	$ 2,575,831	$ 537,997
Accounts receivable, net of allowance of $200,000	2,493,180	2,048,490
Prepaid expenses and other current assets	151,757	124,814

Total current assets	5,220,768	2,711,301

Accounts receivable, net - non current	371,246	395,125

Property and equipment, net	298,354	340,934

Names and reputations	23,672,795	24,406,031

Deferred financing costs	318,020	762,033

Deferred charges and other assets	6,286,596	6,797,974

Total assets	$ 36,167,779	$ 35,413,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,687,024	$ 2,425,285
Income tax payable	60,000	--
Deferred sales tax payable	56,385	--
Current portion of long-term debt	134,466	1,950,582

Total current liabilities	2,937,875	4,375,867

Deferred sales tax	632,396	--

Notes payable	6,330,000	6,700,935

Deferred pre-need revenues	18,441,777	19,546,478

Liabilities to be settled by issue of shares	--	140,076

Total liabilities	28,342,048	30,763,356

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized,
7,014,637 and 5,773,205 shares issued and outstanding	7,015	5,773
Additional paid-in capital	33,692,252	32,263,014
Accumulated deficit	(25,873,536)	(27,618,745)

Total stockholders' equity	7,825,731	4,650,042

Total liabilities and stockholders' equity	$ 36,167,779	$ 35,413,398

The accompanying notes form an integral part of these consolidated financial statements.

NEPTUNE SOCIETY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)
Revenue
Services and merchandise	$ 5,218,386	$ 4,718,809	$ 10,452,407	$ 9,274,913
Management and finance fees	241,134	186,009	406,228	409,030

Total revenue	5,459,520	4,904,818	10,858,635	9,683,943

Costs and expenses	1,112,170	1,039,782	2,140,495	2,159,796

Gross profit	4,347,350	3,865,036	8,718,140	7,524,147

Sales commissions and obtaining costs	1,863,374	1,354,033	3,639,501	2,569,791

Operating Expenses
Salaries and payroll costs	1,018,621	907,109	2,221,689	1,888,982
Compensation-stock based	--	103,677	28,000	322,977
Premises rent and utilities	252,836	226,911	489,093	448,850
Insurance	177,946	143,668	273,042	257,948
Communications	108,549	68,687	209,566	215,444
Other operating services and supplies	467,991	645,049	855,726	1,148,283
Amortization and depreciation	45,653	52,860	96,805	105,720
Professional fees	80,059	129,495	154,879	222,684
Employee settlements				296,484

Total operating expenses	2,151,655	2,277,456	4,328,800	4,907,372

Operating profit	332,321	233,547	749,839	46,984

Other income (expense)
Gain (loss) on assets held for disposal	416,352		(176,803)	--
Insurance marketing allowances	--		1,901,107
Trust placement fees	390,295		530,477	--
Interest and finance expense	(897,041)	(482,215)	(1,199,411)	(1,019,453)

Net income (loss), before income tax	241,927	(248,668)	1,805,209	(972,469)

Income tax expense-current
Income tax expense	--	--	60,000	--

	--	--	60,000	--

Net income (loss) for the period	$ 241,927	$ (248,668)	$ 1,745,209	$ (972,469)

Net income (loss) per share (basic)	$ 0.04	$ (0.05)	$ 0.28	$ (0.20)

Net income (loss) per share (diluted)	$ 0.03	$ (0.05)	$ 0.27	$ (0.20)

Weighted average numbers of shares (basic)	6,837,970	5,157,447	6,312,254	4,794,289

Weighted average numbers of shares (diluted)	7,033,567	5,157,447	6,505,434	4,794,289

The accompanying notes form an integral part of these consolidated financial statements.

NEPTUNE SOCIETY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30, 2004 (Unaudited)	June 30, 2003 (Unaudited)
Cash flows provided by (used in)

Operating Activities
Net income (loss) for the period	$ 1,745,209	$(972,469)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	96,805	105,720
Accretion of discount on notes payable	31,090	88,259
Non-cash interest and amortization of deferred
finance costs	762,033	512,948
Loss on assets held for disposal	175,303
Stock compensation	60,375	86,250
Forgiveness of debt	(70,000)
Compensation expense to be settled by stock	(140,076)	309,002
Compensation expense deferred		180,338
Deferred sales tax	688,781	--
Changes in operating assets and liabilities:
Accounts receivable	(490,446)	(166,447)
Prepaid expenses and other current assets	(26,943)	(81,588)
Income tax payable	60,000
Deferred charges and other assets	87,488	(31,330)
Accounts payable and accrued liabilities	276,983	(261,544)
Deferred pre-need revenues	(196,357)	109,692

Net cash provided (used) by operating activities	3,060,245	(121,169)

Investing activities
Proceeds from assets held for disposal	180,000
Purchase of names and reputations	(10,019)
Purchase of property and equipment	(81,870)	(8,042)

Net cash used in investing activities	88,111	(8,042)

Financing activities
Proceeds of common stock issued	18,452	200,000
Payments on notes payable	(7,090,954)	(434,607)
Proceeds of note payable	5,961,980	--

Net cash used in financing activities	(1,110,522)	(234,607)

Increase (decrease) in cash in the period	2,037,834	(363,818)

Cash, beginning of period	537,997	775,966

Cash end of period	2,575,831	412,148

Supplemental disclosure of cash flow information

Cash paid during the period for interest	437,378	418,246

Supplemental disclosure of non-cash investing and financing activities

Stock issued on conversion of debentures	1,071,653	--
Stock issued for deferred financing costs	280,000	--
Stock issued to settle deferred compensation	--	311,102
Stock issued in payment of accrued interest on notes payable	--	41,230
Stock issued in settlement of accounts payable	--	30,127

The accompanying notes form an integral part of these consolidated financial statements.

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10 – QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

(2)	11.0% Debentures

The Company entered into an Agreement dated June 18, 2004 pursuant to which it issued Brooklyn Holdings LLC a $6,000,000 11% debenture, due June 18, 2014. The Debenture provides for monthly interest only payments through June 18, 2014 and the full payment of the $6,000,000 principal due on June 18, 2014. The Company has the right to convert any or all of the outstanding principal into shares of common stock at a rate of $1.65 per share at anytime until June 18, 2014. Beginning on June 18, 2009, the debenture holder also has a right to convert any or all of the outstanding principal into common shares at $1.65 per share, subject to the Company’s right to pre-pay the Debenture within 30 days of receiving the holder’s conversion notice. The Company issued Brooklyn Holdings LLC 250,000 shares of common stock as a commitment fee in connection with the financing. The Company granted Brooklyn Holdings LLC registration rights related to the shares of common stock issued as the commitment fee and issuable upon conversion of the Debenture.

The Company used approximately $5,600,000 of the $6,000,000 in proceeds to pay off the outstanding principal and interest of its 13% debentures, due July 31, 2007. The remainder of the proceeds was used to increase working capital.

(3)	Insurance marketing allowances income

The Company has recorded income of approximately $1,901,000 in respect of marketing allowances from National Guardian Life Insurance Company, a Wisconsin mutual insurance company, in connection with the purchase of group life insurance coverage for fully paid members of its California pre-need trusts during the first quarter of 2004.

The purchase of group life coverage involves the insurer issuing a fully paid life insurance certificate in consideration of the receipt of a premium equal to the trusted amount of the pre-need contract. The face amount of the insurance purchased, which is always greater than the premium paid, is paid to the company at the time the cremation services are performed. The Company received a marketing allowance at the time of issuance of the certificate based upon the face value of the insurance purchased. The marketing allowances received in the current year represent the amount earned on all fully paid pre-need contracts still trusted by the Company for California members, since inception and through December 31, 2003, representing the equivalent of approximately 13 years of new pre-need contract sales at the current sales rate. Accordingly the amount of marketing allowance income in the current year is not representative of what may be earned, if any, in future years.

(4)	Capital stock issued during the six months ended June 30, 2004

40,000 shares were issued for deemed consideration of $28,000 as compensation expense to an officer of the Company,

30,000 shares valued at $21,000 were issued in settlement of deferred compensation,

28,388 shares were issued for proceeds of $18,452 on the purchase of shares by a shareholder holding pre-emptive rights on issuances of stock by the Company,

250,000 shares were issued to the Company’s debenture holder as consideration for entering into the debenture agreement, recorded at a fair value of $280,000 which was capitalized as deferred financing costs in the accompanying balance sheet, to be amortized over the life of the indebtedness using the interest method, and

893,044 shares were issued to the former holders of 13.75% mandatory convertible debentures, on full settlement of the $1,071,653 face value debentures on March 31, 2004.

(5)	Stock options during the six months ended June 30, 2004

Options were granted to an officer for the purchase of a total of 150,000 shares at the price of $0.70 per share, expiring January 31, 2007. The options vest at the rate of 50,000 shares on January 31, 2005, 2006, and 2007,

Options were granted to an officer for the purchase of a total of 25,000 shares at the price of $0.70 per share, expiring September 30, 2005.

Options previously granted to an officer for the purchase of 392,046 shares at a price of $4.40 per share by December 31, 2005 were cancelled on the renegotiation of his employment contract. Also cancelled were options to be granted in 2004 and 2005 to acquire a further 261,364 shares on the same terms.

(6)	New Employment Agreements and Commitments

(a) The Company and its Chief Executive Officer (“CEO”) entered into an Amended and Restated Agreement dated March 12, 2004 to replace his existing employment arrangements. The March 12, 2004 Agreement restructures the amount to be paid to the CEO in the event of termination or change of control of the Company, and extends the term of the employment arrangement. The Agreement is for an initial term expiring December 31, 2007, with renewal in successive one-year increments to December 31, 2010. Annual compensation is unchanged from the previous employment agreement, except that there is a 5% increase in compensation for each renewal year after 2007.

The terms of the Amended Agreement provide that in the event of termination of employment by the Company, resignation by the CEO for good reason, change of control of the company, or upon the expiry of the employment agreement, the Company is required to offer the CEO consideration equal to 13% of the fair value of the Company in consideration for the return or cancellation of a total of 538,818 shares owned by the CEO and related parties, together with stock options and warrants to acquire a further 457,692 shares at prices ranging from $0.65 and $0.79 per share.

The Company’s offer will be subject to a right of first refusal held by certain shareholders.

With respect to a change of control of the company the provisions above are operative for all changes in control after March 10, 2006, and prior to that date, all changes of control except for certain named stockholders and potential purchasers.

(b) On February 1, 2004, we entered into an agreement for the services of the President and Chief Marketing Officer (formerly, the CEO was also our President, and the position of Chief Marketing Officer is new). The agreement provides for annual base compensation of $200,000 per annum and an expenses allowance of $24,000 per annum. We agreed to issue 40,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 150,000 shares of common stock at $0.70 per share vesting at the rate of 50,000 shares on each of the first, second and third anniversary of the agreement. The executive will also be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors.

The term of the agreement extends to January 31, 2007. The agreement is cancelable on six, seven or eight months notice in the first, second or third years respectively.

(c) On June 1, 2004, we entered into an agreement for the services of the Chief Financial Officer. The agreement provides for annual base compensation of $170,000 per annum. We also agreed to grant options under our stock option plan to purchase 25,000 shares of common stock at $0.70 per share. The executive will also be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors.

The term of the agreement extends to May 31, 2005. The agreement is cancelable on four weeks notice.

(7)	Loss on disposal of operations

The Company in the period disposed of its operations in Iowa for a net loss of approximately $177,000. The decision to stop doing business in Iowa was made in the first quarter as part of our strategic planning process.

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

Expected life -- 3 Years Risk - free interest rate -- 1.5% Dividend yield -- -0- Volatility -- 21%

This option valuation model requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options which affect the fair value estimate, the existing model, in management’s opinion, does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purpose of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The company’s pro forma information is as follows:

	2004	2003

Net income (loss) as reported	$ 1,745,209	$(972,469)
Compensation recognized under APB 25	--	--
Approximate compensation expense under SFAS 123	(22,000)	(3,450)

Pro forma net income (loss)	$ 1,723,209	$(975,919)

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Neptune Society, Inc., is the holding company for the Neptune Society of America, Inc., a California corporation. Neptune Society of America, Inc. is the holding company for Neptune Management Corp., Neptune Management Corp. is the holding company for Heritage Alternatives, Inc. and Trident Society, Inc., which, along with Neptune Management Corp. are engaged in marketing and administering Pre-Need and At-Need cremation services in Arizona, California, Colorado, Florida, Illinois, New York, Oregon and Washington. We also operate a crematory and licensed holding facility in Los Angeles, California; one licensed holding facility in Ventura, California; and one crematory and a licensed holding facility in Spokane, Washington. We provide cremation services in the areas we own crematories. We use the services of qualified and licensed third-party crematories and holding facilities in locations that we do not own crematories.

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

Results of Operations

Three Months ended June 30, 2004 compared with the Three Months ended June 30, 2003

The following discussion compares our results of operations for the three months ended June 30, 2004 (Q2-2004) to our results of operations for the three months ended June 30, 2003 (Q2-2003).

Revenues

Total revenue was approximately $5,460,000 in the second quarter of 2004 compared with $4,905,000 for the second quarter of 2003, an increase of approximately $555,000.

The number and dollar amount of new pre-need contract sales increased by approximately 16% in the second quarter of 2004 compared with the second quarter of 2003. Sales revenue increased by approximately $501,000 to $3,624,000 in Q2-2004 compared with $ 3,123,000 in Q2-2003.

Revenue from cremation services was virtually unchanged between the second quarter of 2004 and the second quarter of 2003, with revenue of $1,594,000 in Q2-2004 compared with $1,596,000 during the same period in 2003.

Management and finance fee income was $241,000 in the second quarter of 2004, consisting of approximately $95,000 in management fees and approximately $150,000 related to a year-to-date accrual of residual marketing allowances on the group life plan. Management and finance fee income was $186,000 in the second quarter of 2003, which represented management fees. The reduction in management fees resulted from the decrease in funds under administration in our California pre-need trusts due to the purchase of group life insurance coverage in the fourth quarter of 2003. We receive annual renewal marketing allowances based on the face value of insurance acquired, and these allowances are lower than the trust fund administration fees we historically earned. The face value of the insurance coverage we negotiated was higher than the value of the pre-need trust funds used to acquire the coverage so we expect to receive increased revenue at the time of providing the cremation services. We project this increased cremation revenue to offset the decrease in trust fund administration fees in future periods.

Costs and Expenses

The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold, and the costs of travel plan premiums. Total direct costs and expenses were approximately $1,112,000 for the three months ended June 30, 2004 compared with $1,040,000 for the second quarter of 2003.

The 7% increase in direct costs and expenses of cremation services is consistent with an overall increase of 10% in services and merchandise sales. Overall, costs and expenses were 21% of services and merchandise sales for the second quarter of 2004 compared with 22% for the second quarter of 2003.

Sales Commissions and Obtaining Costs

Sales commissions and obtaining costs represent the cost of acquiring new pre-need contracts, including sales commissions, media and ad costs and related expenses. Sales commissions and obtaining costs increased by $509,000 to $1,863,000 for the second quarter of 2004 up from $1,354,000 for the second quarter of 2003.

Sales commissions increased approximately $166,000 or 20% to $981,000 in Q2-2004 up from $815,000 in Q2-2003. This increase was consistent with a 16% increase in pre-need contract sales in Q2-2004, compared to Q2-2003.

The cost of our direct mailers and other media increased by approximately $342,000 or 63% to $882,000 in the second quarter of 2004 compared with $540,000 the second quarter of 2003. In 2004, we initiated a program to increase the effectiveness of how we generate sales leads, including the use of higher cost mailers. This program is discretionary and we expect it to result in an increase in our sales in future fiscal quarters, together with an eventual reduction in the cost per sale.

Operating expenses

Salaries and payroll costs, including stock based compensation, were virtually unchanged with $1,019,000 for the three months ended June 30, 2004 compared with $1,011,000 for the three months ended June 30, 2003. Salaries and payroll cash costs increased during Q-2 2004, but were off-set by a decrease in stock based compensation. We had no stock compensation in the second quarter of 2004, compared to stock based compensation of $104,000 in the second quarter of 2003. We reduced our use of stock for the payment of certain annually determined compensation in 2004 and granted no new employment stock signing bonuses in the second quarter of 2004.

Other operating services and supplies were reduced by $177,000 or 27% to $468,000 in Q2-2004 compared with $645,000 Q2-2003. This was as a result of initiatives implemented during 2003 to reduce company wide general overhead expenses.

Total operating expenses were $2,152,000 for the second quarter of 2004 compared with $2,277,000 for the second quarter of 2003. The decrease in operating expenses of $125,000 or 5% relates primarily to the reasons described above.

Operating profit (loss)

Operating profit was $332,000 for the second quarter of 2004 compared with an operating profit of $234,000 for the second quarter of 2003. The increased profit was attributable to increased sales and improved operating performance overall.

Other revenue and expenses

The gain on assets held for disposal of $416,000 represents recognition of revenue deferred in prior years for our Iowa location. We elected to cease business operations in Iowa in the first quarter, as part of our strategic planning process to concentrate our resources on larger markets.

We received trust placement fees of $390,000 in the second quarter of 2004 as consideration of our entering into an agreement to retain Forethought Federal Savings Bank as the new trustee in several states (Q2-2003:Nil). This was a one-time fee.

Interest and finance expense was $897,000 for Q2-2004 compared with $482,000 for Q2-2003. The increase of $415,000 is due in part to the write-off of $659,822 in Deferred Finance Charges, as a result of our refinancing of certain debt obligation to extend the term of the debt and reduce the interest rate of such debt during the second quarter of 2004. This write-off was partially offset by the reduced interest charges.

Net Income (loss)

Net income was $242,000 ($0.04 net income per share) for the second quarter of 2004 compared with a loss of $(249,000) or ($0.05 loss per share) for the second quarter of 2003. The improvement in net income relates to the reasons described above.

Six Months ended June 30, 2004 compared with the Six Months ended June 30, 2003

The following discussion compares our results of operations for the six months ended June 30, 2004 to our results of operations for the six months ended June 30, 2003.

Revenues

Total revenue was approximately $10,859,000 in the six months ended June 30, 2004 compared with $9,684,000 for the six months ended June 30, 2003, an increase of approximately $1,175,000.

The number and dollar amount of new pre-need contract sales increased by approximately 20% in the first six months of 2004 compared with the same period in 2003. Sales revenue increased by approximately $1,221,000 to $7,211,000 for the six months ended June 30, 2004 up from $5,990,000 for the six months ended June 30, 2003.

Revenue from cremation services was virtually unchanged between the six months ended June 30, 2004 and the six months ended June 30, 2003, standing at $3,241,000 in 2004 compared with $3,285,000 in the same period of 2003.

Management and finance fee income in the first six months of 2004 was $406,000 compared with $409,000 in the six months ended June 30, 2003. We experienced a decrease of $153,000 in management fees earned on our California pre-need trusts due to the purchase of group life insurance coverage. This was offset by the recognition of $150,000 in residual marketing allowances associated with that same group life plan.

Costs and Expenses

The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold, and the costs of travel plan premiums. Total direct costs and expenses were approximately $2,140,000 for the six months ended June 30, 2004 compared with $2,160,000 for the six months ended June 30, 2003. Costs and expenses were 20% of services and merchandise sales for the second quarter of 2004 compared with 23% for the second quarter of 2003. The reduction in percentage is driven primarily by a shift in revenue mix. Our direct costs and expenses as a percentage of new product sales is less as a percentage of revenue than our direct costs and expenses on cremation services.

Sales commissions and obtaining costs

Sales commissions and obtaining costs represent the cost of acquiring new pre-need contracts. These costs as a total increased by $1,069,000 to $3,639,000 for the first half of 2004 from $2,570,000 for the same period of 2003.

Sales commissions increased approximately $338,000 or 22% to $1,894,000 for the six months ended June 30, 2004 compared with $1,556,000 for the six months ended June 30, 2003. This increase in sales commission was attributable to a 20% increase in pre-need contract sales for the period.

The cost of our direct mailers and other media increased by approximately $732,000 or 72% to $1,746,0000 in the first half of 2004 up from $1,014,000 during the first half of 2003. In 2004, we initiated a program to increase the effectiveness of how we generate sales leads, including the use of higher cost mailers. This program is discretionary and we expect it to result in an increase in our sales in future fiscal quarters, together with an eventual reduction in the cost per sale.

Operating Expenses

Salaries and payroll costs, including stock based compensation, for the six months ended June 30, 2004 were $2,250,000 compared with $2,212,000 for the six months ended June 30, 2003. Salaries and payroll cash costs increased during the first half of 2004, but were off-set by a decrease in stock based compensation. Stock based compensation decreased to $28,000 in the first six months of 2004 from $323,000 in the first six months of 2003, a decrease of $295,000. This is attributable to our reduced use in 2004 of stock for the payment of certain annually determined compensation.

Other operating services and supplies expenses were reduced by $292,000 or 25% to $856,000 in the six months ended June 30, 2004 compared with $1,148,000 during the six months ended June 30, 2003. We implemented cost cutting initiatives in late 2003 to reduce company wide general overhead expenses, which improved our efficiency.

Employee settlements expense was $296,000 in the first half of 2003, and we had no similar expense in the first half of 2004.

Total operating expenses were $ 4,329,000 for the first six months of 2004 compared with $4,907,000 for the first six months of 2003, a decrease of $ 578,000 or 12%.

Operating profit (loss)

Operating profit was $750,000 for the six months ended June 30, 2004 compared with an operating profit of $47,000 for the six months ended June 30, 2003, an increase of $703,000. This increase resulted from increased sales and improved operating efficiencies, which reduced our overall operating expenses.

Other revenue and expenses

We had a loss on assets held for disposal which represents an adjustment of $177,000 in the carrying value of assets of our Iowa location. We elected to cease business operations in Iowa in the first quarter, as part of our strategic planning process to concentrate our resources on larger markets.

We received insurance marketing allowances of $1,901,000 during the first half of 2004, which represents the gross amount received, net of provision for estimated allowance refunds, in connection with the purchase of group life insurance coverage for fully paid members of our California pre-need trusts. The purchase of group life coverage involves the insurer issuing a fully paid life insurance certificate in consideration of the receipt of a premium equal to the trusted amount of the pre-need contract. The face amount of the insurance purchased, which is always greater than the premium paid, is paid to us at the time the cremation services are performed. We received a marketing allowance at the time of issuance of the certificate based upon the face value of the insurance purchased. The marketing allowances received in the first half of 2004 represented the marketing allowances earned on the conversion of all fully paid pre-need contracts trust amounts for California members, from inception through December 31, 2003 (approximately 13 years of new pre-need contract sales at the current sales rate), into a group life insurance policy. Accordingly the amount of marketing allowance income earned in the six months ended June 30, 2004 is not representative of what may be earned, if any, in future periods.

As long as interest rates continue at historically low rates and there are benefits identified for both us and our pre-need contract holders, we anticipate that we will purchase group life insurance coverage as a component of our business model. We entered into an exclusive four year arrangement with National Guardian Life Insurance Company for the purchase of group life insurance, should we choose this funding method, at comparable pricing to the transactions completed in the first half of 2004.

We also received trust placement fees of $530,000 were received in the first half of 2004 as consideration of our entering into an agreement to retain Forethought Federal Savings Bank as the new trustee in states other than California. This is not anticipated to be an on going source of income.

Interest and finance expense was $1,199,000 for the first half of 2004 compared with $1,019,000 for the same period in 2003, an increase of $180,000. We wrote-off $659,822 in Deferred Finance Charges as a result of our refinancing of certain debt obligations to extend the term of the debt and reduce the interest rate of such debt during the second quarter of 2004. This write-off was partially offset by the reduced interest charges during the first half of 2004.

Income tax expense-current

The net amount of approximately $60,000 recorded as income tax provision in the first half of 2004 represents estimated tax payable on our net income, after recognizing the benefit of previously unclaimed net operating losses of prior years.

Net Income (loss)

Net income was $1,745,000 ($0.28 net income per share) for the six months ended June 30, 2004 compared with a loss of $(972,000) or ($0.20 loss per share) for the six months ended June 30, 2003. This increase resulted from increased sales, improved operating efficiencies, which reduced our overall operating expenses, and the receipt of insurance marketing allowances of $1,901,000 during the first half of 2004.

Liquidity and Capital Resources

This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows Provided By (Used In) Operating Activities for the six months ended June 30, 2004 reconciles the net income of approximately $1,745,000 for the six month period ended June 30, 2004 to the net cash provided by operating activities for the same period of $3,060,000.

Acquisition Expenditures

We used $82,000 to acquire property and equipment and another $10,000 to complete the acquisition of our Spokane operations during the first six months of 2004. This compares to $8,000 in acquisition expenditures for the first six months of 2003.

13% Debenture Restructuring

In the first quarter of 2004, we entered into an agreement dated February 18, 2004 with holders of our 13% Debentures to prepay $1,160,000 in principal and to restructure certain of our payment obligations. Under the terms of this restructuring, we were not be required to make any further scheduled lump sum payments or payments based on excess cash flow until July 2005. This transaction limited the required payments under the Debentures to $125,000 per month until July 2005.

$6,000,000 Convertible Debenture Financing

In the second quarter ended June 30, 2004, we completed a convertible debenture financing for the purposes of restructuring certain of our long-term debt obligations. Under the terms of an agreement with Brooklyn Holdings LLC, dated effective as of June 18, 2004, we issued to Brooklyn Holdings LLC a $6,000,000 11% convertible debenture, due June 18, 2014, for $6,000,000 and a commitment fee of two hundred and fifty thousand (250,000) shares of common stock. We also agreed to grant Brooklyn Holdings a security interest in our assets to secure our obligations under the 11% convertible debenture and the debenture purchase agreement and to file a registration statement to register the resale of the shares issued as the commitment fee and the shares issuable upon conversion of the debenture. We also agreed to pay reasonable legal fees and expenses incurred by Brooklyn Holdings in connection with the financing. .

The material terms of the 11% convertible debenture are as follows:

•	We are required to pay interest on the principal amount in monthly installments until June 18, 2014;

•	The principal amount is due on June 18, 2014;

•	We have the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at anytime during the term at the conversion price of $1.65 per share;

•	The holder has the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at the conversion price of $1.65 per share at any time after June 18, 2009, subject to our right to repay, in full or in part, the convertible debenture within 30 days of receiving written notice of a conversion;

•	The principal balance is payable upon an event of default, which includes a non-payment under the Debenture which is not cured within 30 days after written notice of default and is delivered to the Corporation; default by the Corporation in the performance of or compliance with any term or any provision of the Debenture Purchase Agreement, which is not cured within 30 days after written notice of default; default by the Corporation in the performance of or compliance with any term or provision of the Security Agreements, which is not cured within 30 days after written notice of default; or if we apply or consent to the appointment of a receiver, custodian, trustee or liquidator, are unable to pay our debts as they become due or file for bankruptcy;

•	We agreed to file a registration statement to register the resale of the shares issuable upon conversion of the debenture; and

•	We agreed to grant a security interest in our assets to secure our obligations under the debenture.

We used approximately $5,600,000 of the proceeds to pay off the outstanding principal and interest of under our 13% debentures. The remainder of the proceeds was used to increase working capital.

California State Tax Refund

In February, 2004, we received a refund of $733,000 from the State of California representing sales tax paid on pre-need contracts sold in the years 1999 to 2002. The sales tax on pre-need contracts still outstanding from those years is required to be paid at the time the cremation is performed, rather than at the time of sale of the pre-need contract. As a result, we were able to obtain the return of sales tax paid prematurely. Effective in 2003, we began delivering merchandise at the time of sale of the pre-need contract in most states, including California, and accordingly, pay state sales tax at the time of sale.

The amount of approximately $689,000 reported in the Consolidated Statements of Cash Flows under “Operating Activities” represents the refund of $733,000 discussed above, net of $44,000 in sales tax on 1999-2002 member cremations performed in 2004. We estimate that the sales tax relating to the 1999 to 2002 contracts will be required to be repaid over a 13 year period.

Working Capital Position

At June 30, 2004 we had current assets of approximately $5,221,000, offset by current liabilities of $2,938,000, for net working capital of approximately $2,283,000.

Long-term Obligations

At June 30, 2004 our material long-term debt consisted of the following:

•	11% Convertible Debentures with a single scheduled principal repayment of $6,000,000 on June 18, 2014.

•	Employee settlement note with scheduled payments of $330,000 in the period July 1, 2005 to March 31, 2008.

Payments required under our long-term debt obligations are approximately $120,000 during the next twelve months. We believe that we will have sufficient cash flow from operations to satisfy our cash requirements for the next twelve months and for the foreseeable future.

We intend to finance any acquisitions or start-ups in 2004 from operational cash flow, or a combination of operational cash flow, cash on hand and vendor financing. We have completed test marketing in and are presently expanding our Trident brand into Riverside and Mission Viejo, in Southern California. We believe that these two markets present attractive business opportunities.

We have no material commitments for capital expenditures at this time.

Our only internal sources of liquid assets are cash flows from operations. We have no standby line of credit, nor have we been able to make arrangements for such line of credit. We have no external sources of liquid assets.

Item 3:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in its reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls over Financial Reporting.  During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes In Securities

Recent Sales of Unregistered Securities

Set forth below is a description of unregistered securities issued by the Company during the three months ended June 30, 2004.

We issued 30,000 to an executive officer for consideration of $21,000 as a result of an officer’s exercising their stock options. The shares of common stock were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We issued a $6,000,000 11% convertible debenture, due June 18, 2014, to Brooklyn Holdings LLC, under the terms of a debenture purchase agreement dated June 18, 2004. In connection with the financing, we issued Brooklyn Holdings a commitment fee of 250,000 shares of our common stock. These securities were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We granted options to acquire 25,000 shares at the price of $0.70 per share, expiring September 30, 2005, in connection with an employment agreement with our Chief Financial Officer. The options were granted in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Additional information regarding the Company’s issuance of unregistered securities during the past three fiscal years is contained in the Company’s annual reports on Form 10-KSB for the year ended December 31, 2003 under “Item 5. Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” and during the three month period ended March 31, 2004 under “Item 2. Changes in Securities” filed with the United States Securities and Exchange Commission. The information contained under Item 5. “Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” of the Company’s annual report on Form 10-KSB for the year ended December 31, 2003 and under “Item 2. Changes in Securities” in the Company’s quarterly report for the three month period ended March 31, 2004, is hereby incorporated by reference to this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

During the quarter ended June 30, 2004, there were no purchases of equity securities by the small business issuer or any affiliated purchaser.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual general meeting of shareholders on June 22, 2004 in Vancouver, British Columbia, Canada pursuant to the notice of annual meeting and proxy statement dated June 8, 2004. A total of 2,962,560 common shares of the Company were represented in person or by proxy at the annual meeting, consisting of 43.9% of the total number of common shares of the company outstanding on June 22, 2004, the record date for the annual general meeting.

Matters voted upon at the annual general meeting:

Election of Directors

The following persons were elected to serve as Directors until the next annual general meeting or until their retirement, resignation or removal. The following table sets forth the voting results (1) in the election:

Nominee	Votes

Marco Markin	2,962,560

Brent Lokash	2,962,560

Cameron Strang	2,962,560

Bruno Darre	2,962,560

(1)

Our shareholders are entitled to cumulative voting rights. A shareholder voting for the election of directors may cast a number of votes equal to the number of directors being elected times the number of shares held on the record date for a single nominee or divide them among nominees in any manner. The table reflects cumulative votes cast by the Company’s shareholders for each nominee.

Appointment of Auditors

At the annual general meeting, the shareholders ratified the appointment of Stonefield Josephson, Inc. as our auditors for the fiscal year ending December 31, 2004. The following table sets for the information regarding the voting on the appointment of auditors:

Votes Cast For	Votes Cast Against	Votes Abstained

2,962,560

We filed with the Securities and Exchange Commission our proxy statement for the annual general meeting pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended, on June 8, 2004.

Item 5.     Other Information

Employment Agreement with Chief Financial Officer

On June 1, 2004, we entered into an agreement for the services of Daniel M. Solberg as our Chief Financial Officer. The agreement providers for an annual base compensation of $170,000 per annum. We also agreed to grant options under our stock option plan to purchase 25,000 shares of common stock at $0.70 per share. The executive will also be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors. The term of the agreement extends to May 31, 2005. The agreement is cancelable on 30 days notice.

Relationship between Brooklyn Holdings LLC and BG Capital Group Ltd.

According to information provided to us by Robert Genovese, Robert Genovese controls BG Capital Group Ltd. and Brooklyn Holdings, LLC.

According to information contained in a Schedule 13D filed with the SEC on May 19, 2004, BG Capital is the direct and beneficial owner of 2,525,954 shares of our Common Stock, and is indirectly the beneficial owner of 256,936 shares of our common stock.

We issued Brooklyn Holdings, LLC a $6,000,000 11% convertible debenture, due June 18, 2014, and 250,000 shares of our common stock under the terms of a Convertible Debenture Purchase Agreement. We have the right to convert the 11% convertible debenture into share of our common stock at the conversion price of $1.65 per share at any time. Brooklyn Holdings, LLC has the right to convert the 11% convertible debenture into share of our common stock at the conversion price of $1.65 per share beginning June 18, 2009, subject to our right to repay, in full or in part, the convertible debenture within 30 days of receiving written notice of a conversion.

We estimate that BG Capital Group, Ltd and Brooklyn Holdings, LLC, in aggregate, beneficially own 3,032,890 shares of our common stock (as of June 18, 2004), which would represent approximately 43.2% of our issued and outstanding common stock as of August 10, 2004 (based on 7,014,637 issued and outstanding shares).

Item 6.    Exhibits And Reports On Form 8-K

Exhibit Number		Description

3	.1(1)	Articles of Incorporation of L R Associates, Inc., filed January 4, 1985
3	.2(1)	Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998
3	.3(1)	Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999
3	.4(1)	Articles of Amendment of The Neptune Society, Inc. filed May 9, 2000, effecting a combination of the Corporation's shares of common stock
3	.5(1)	Articles of Amendment of The Neptune Society, Inc. effective as of March 22, 2002, related to a combination of the Corporation's shares of common stock
3	.6(6)	Articles of Amendment of The Neptune Society, Inc.
3	.7(1)	Bylaws of Neptune Society (previously filed as Exhibit 3.6)
10	.1(1)	Form of Stock Option Plan
10	.2(1)	Share Purchase Agreement dated for reference March 26, 1999 by and between Lari Acquisition Company, Inc., Emanuel Weintraub Inter Vivos Trust, Emanuel Weintraub, Neptune Management Corp., Heritage Alternatives, Inc., Neptune Pre-Need Plan, Inc. and Lari Corp.
10	.3(1)	Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Stanley Zicklin
10	.4(1)	Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman
10	.5(1)	Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune Society and Stanley Zicklin
10	.6(1)	Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune Society, Emmanuel Weintraub and Emmanuel Weintraub Inter Vivos Trust
10	.7(1)	Interest Purchase Agreement dated for reference March 31, 1999 by and between Neptune Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Ft.
10	.8(1)	Interest Purchase Agreement dated for reference March 31, 1999 by and between Heritage Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.

Exhibit Number		Description

10	.9(1)	Consulting Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub
10	.10(1)	Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub
10	.11(1)	$19,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
10	.12(1)	Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
10	.13(1)	$2,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
10	.14(1)	Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
10	.15(1)	Pre-Need Trust Agreement dated October 1, 1993 by and between Neptune Management Corp. and Sunbank/South Florida, N.A.
10	.16(1)	Asset Purchase Agreement dated March 31, 1992 by and between Heritage Cremation Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub
10	.17(1)	Form of Commissioned Contractor Agreement
10	.18(1)	Agency Agreement dated for reference July 22, 1999 by and between Neptune Society and Standard Securities Capital Corporation
10	.19(1)	Amendment to Agency Agreement dated August 5, 1999 by and between Neptune Society and Standard Securities Capital Corporation
10	.20(1)	Form of Subscription Agreement
10	.21(1)	Form of Registration Rights Agreement
10	.22(1)	Debenture and Warrant Purchase Agreement dated November 24, 1999.
10	.23(1)	Form of Convertible Debenture
10	.24(1)	Asset Purchase Agreement dated December 31, 1999, by and among Neptune Society, Crematory Society of Washington, Inc., and John C. Ayres.
10	.25(1)	Asset Purchase Agreement dated March 15, 2000, by and among Neptune Society, Cremation Society of Iowa, Inc., Dave Noftsger, and John Bethel
10	.26(1)	Asset Purchase Agreements and Merger Agreement dated July 5, 2000, by and among Neptune Society, Heritage Memorial, Community Memorial Centers, David Schroeder, and Michael Ashe
10	.27(1)	Agency Agreement dated for reference July 31, 2000 by and between Neptune Society and Standard Securities Capital Corporation
10	.28(2)	Employment Agreement by and between the Company and Marco Markin
10	.29(2)	Employment Agreement by and between the Company and David Schroeder
10	.30(2)	Employment Agreement by and between the Company and Rodney M. Bagley
10	.31(2)	Memorandum of Understanding by and between the Company and Private Investment Company
10	.32(2)	Loan Agreement dated August 8, 2001 with Green Leaf Investors I, LLC, a California limited liability company
10	.33(2)	Warrant issued to Green Leaf
10	.34(2)	Guaranty issued to Green Leaf
10	.35(3)	Second Debt Restructuring Agreement
10	.36(3)	Third Debt Restructuring Agreement
10	.37(4)	Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., a corporation incorporated under the laws of the State of Oregon, and The Neptune
10	.38(4)	Service Agreement effective as of March 8, 2002, by and between Western Management Services, L.L.C., an Oregon limited liability company, and The Neptune Society, Inc., a Florida Corporation.

Exhibit Number		Description

10	.39(4)	Note Extension And Assumption Agreement effective as of January 31, 2002, and is made by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., an Oregon corporation, The Neptune Society, Inc., a Florida
10	.40(4)	Convertible Debenture in the principal amount of $75,000, due July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company.
10	.41(4)	Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation.
10	.42(4)	Form of CapEx, L.P. Debenture Amendment
10	.43(4)	Form of D.H. Blair Investment Banking Corp. Debenture Amendment
10	.44(4)	Form of Warrant Amendment
10	.45(5)	Form of Debenture
10	.46(8)	Employment Agreement by and between the Company and Douglas Irving
10	.47(8)	Employment Agreement by and between the Company and Doug Irving
10	.48(8)	Employment Agreement by and between the Company and Barry Maynes
10	.49(8)	Employment Agreement by and between the Company and Gary Harris
10	.50(8)	Employment Agreement by and between the Company and Matthew Markin
10	.51(8)	Employment Agreement by and between the Company and Matthew Hoogendoorn
10	.52(8)	Amendment to Employment Agreement by and between the Company and Marco Markin
10	.53(9)	Debenture Purchase and Amendment Agreement effective as of July 31, 2003 by and between The Neptune Society, Inc., CapEx, L.P. and D.H. Blair Investment Banking Corp.
10	.54(9)	Form of Amended and Restated Debenture dated July 31, 2003 issued to CapEx, L.P. in the principal amount of $5,029,344
10	.55(9)	Form of Amended and Restated Debenture dated July 31, 2003 issued to D.H. Blair Investment Banking Corp. in the principal amount of $2,352,896
10	.56(9)	Form of Warrant issued to CapEx, L.P.
10	.57(9)	Form of Warrant issued to D.H. Blair Investment Banking Corp.
10	.58(9)	Form of Security Agreement
10	.59(10)	Amended and Restated Employment Agreement by and between the Company and Marco Markin dated March 12, 2004
10	.60(11)	Employment Agreement by and between the Company and Jerry A. Norman
10	.61(11)	Amendment Agreement by and between The Neptune Society, Inc., CapEx, L.P., Bow River Capital Fund, LP and Bow River Capital Fund II, LP dated February 18, 2004
10	.62(11)	Asset Sale Agreement between Neptune Management Corporation and Brooks Funeral Care and Robert Brooks dated April 2, 2004
10.63		Debenture Purchase Agreement dated June 18, 2004 between The Neptune Society Inc. and Brooklyn Holdings LLC
10.64		$6,000,000 11% Convertible Debenture, Due June 18, 2014
10.65		Form of Security Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc.
10.66		Form of Security Agreement between Brooklyn Holdings LLC and Neptune Management Corp.
10.67		Form of Security Agreement between Brooklyn Holdings LLC and The Neptune Society Inc.
10.68		Form of Security Agreement between Brooklyn Holdings LLC and Trident Society, Inc.
10.69		Form of Security Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc.
10.70		Form of Guarantee Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc.
10.71		Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Management Corp.
10.72		Form of Guarantee Agreement between Brooklyn Holdings LLC and Trident Society, Inc.
10.73		Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc.
31.1		Section 302 Certificates of Chief Executive Officer
31.2		Section 302 Certificates of Chief Financial Officer
32.1		Section 906 Certificates of Chief Executive Officer
32.2		Section 906 Certificates of Chief Financial Officer

_________________

(1)	Previously filed on February 12, 2001.
(2)	Previously filed as an exhibit to Form 10-Q (for the Period ended June 30, 2001) on August 14, 2001.
(3)	Previously filed as an exhibit to Form 10-Q/A (for the Period ended June 30, 2001) on August 20, 2001.
(4)	Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(5)	Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)	Previously filed on Form 8-K on June 3, 2002.
(7)	Previously filed on Form 10-Q (for the period ended September 30, 2002) on November 14, 2002.
(8)	Previously filed on Form 10-K (for the period ended December 31, 2002) on May 1, 2003.
(9)	Previously filed on Form 10-QSB (for the period ended June 30, 2003) on August 19, 2003.
(10)	Previously filed on Form 10-KSB (for the period ended December 31, 2003) on March 30, 2004.
(11)	Previously filed on Form 10-QSB (for the period ended March 31, 2004) on May 21, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEPTUNE SOCIETY, INC. (Registrant)

Date: August 13, 2004	By: /s/ Marco Markin Marco Markin Chief Executive Officer

Date: August 13, 2004	By: /s/ Daniel Solberg Daniel Solberg Chief Financial Officer