Form 10QSB
period 2004-09-30
NEPTUNE SOCIETY INC/FL
filed 2004-11-15
CIK 1098532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: November 12, 2004: 7,064,637 shares of common stock

Transitional Small Business Disclosure Format (Check One): Yes   [  ]        No    [X]

THE NEPTUNE SOCIETY, INC
FORM 10 – QSB
September 30, 2004

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

“The Neptune Society”, “Neptune Society” and “Trident Society” are registered trademarks of The Neptune Society, Inc. in the United States.

PART I.    INTERIM FINANCIAL INFORMATION

Item 1.     Financial Statements

THE NEPTUNE SOCIETY, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 2,723,350	$ 537,997
Accounts receivable, net of allowance of $200,000	2,813,962	2,048,490
Prepaid expenses and other current assets	160,889	124,814

Total current assets	5,698,201	2,711,301

Accounts receivable, net - non current	379,945	395,125
Property and equipment, net	327,308	340,934
Names and reputations	23,672,795	24,406,031
Deferred financing costs	300,546	762,033
Deferred charges and other assets	6,279,570	6,797,974

Total assets	$ 36,658,365	35,413,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable and accrued liabilities	$ 2,172,591	$ 2,425,285
Income tax payable	60,000	—
Deferred sales tax payable	56,385	—
Current portion of long-term debt	161,589	1,950,582

Total current liabilities	2,450,565	4,375,867

Deferred sales tax	627,212	—

Notes payable	6,300,000	6,700,935

Deferred pre-need revenues	18,538,081	19,546,478

Liabilities to be settled by issue of shares	—	140,076

Total liabilities	27,915,858	30,763,356

Stockholders' equity:

Preferred stock, $.001 par value, 10,000,000 shares
authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 75,000,000 shares
authorized, 7,064,637 and 5,773,205 shares issued
and outstanding	7,065	5,773
Additional paid-in capital	33,735,077	32,263,014
Accumulated deficit	(24,999,635)	(27,618,745)

Total stockholders' equity	8,742,507	4,650,042

Total liabilities and stockholders' equity	$ 36,658,365	35,413,398

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue
Services and merchandise	$ 6,686,259	$ 4,940,650	$ 17,138,666	$ 14,215,563
Management and finance fees	125,098	204,182	531,326	613,212

Total revenue	6,811,357	5,144,832	17,669,992	14,828,775

Costs and expenses	1,117,718	999,200	3,258,213	2,805,276

Gross profit	5,693,639	4,145,632	14,411,779	12,023,499

Sales commissions and obtaining costs	2,378,827	1,551,647	6,018,328	4,373,389

Operating Expenses
Salaries and payroll costs	1,028,356	1,121,393	3,250,045	3,112,143
Compensation-stock based	—	102,300	28,000	425,277
Premises rent and utilities	266,440	159,140	755,533	607,990
Insurance	133,908	98,592	406,950	356,540
Communications	117,687	157,726	327,253	373,170
Other operating services and supplies	535,518	313,113	1,391,244	1,461,397
Amortization and depreciation	46,980	78,339	143,785	184,059
Professional fees	197,408	136,610	352,287	359,294
Employee settlements	—	9,894	—	306,378

Total operating expenses	2,326,297	2,177,107	6,655,097	7,186,248

Operating profit	988,515	416,878	1,738,354	463,862

Other income (expense)
Gain (Loss) on assets held for disposal	—	—	(176,803)	—
Insurance marketing allowances	—	239,862	1,901,107	239,862
Trust placement fees	78,873	—	609,350	—
Interest and finance expense	(193,487)	(444,203)	(1,392,898)	(1,463,656)

Net income (loss), before income tax	873,901	212,537	2,679,110	(759,932)

Income tax expense-current
Income tax expense	—	—	60,000	—

	—	—	60,000	—

Net income (loss) for the period	$ 873,901	$ 212,537	$ 2,619,110	$ (759,932)

Net income (loss) per share (basic)	$ 0.12	$ 0.04	$ 0.40	$ (0.15)

Net income (loss) per share (diluted)	$ 0.12	$ 0.03	$ 0.39	$ (0.15)

Weighted average numbers of shares (basic)	7,031,304	5,573,205	6,551,937	5,053,928

Weighted average numbers of shares (diluted)	7,233,567	6,177,205	$ 6,748,145	5,053,928

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended

	September 30, 2004	September 30, 2003

	(Unaudited)	(Unaudited)

Cash flows provided by (used in)

Operating Activities

Net income (loss) for the period	$ 2,619,110	$ (759,932)

Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	143,785	184,059
Accretion of discount on notes payable	31,090	129,946
Non-cash interest and amortization of deferred
finance costs	779,507	571,267
Loss on assets held for disposal	175,303	—
Stock compensation	68,250	129,375
Forgiveness of debt	(70,000)	—
Compensation expense to be settled by stock	(140,076)	398,304
Compensation expense deferred	—	150,338
Deferred sales tax	683,597	—
Changes in operating assets and liabilities:
Accounts receivable	(819,927)	(101,647)
Prepaid expenses and other current assets	(36,075)	(22,814)
Income tax payable	60,000	—
Deferred charges and other assets	94,514	30,067
Accounts payable and accrued liabilities	(210,327)	(398,659)
Deferred pre-need revenues	(100,053)	2,539

Net cash provided (used) by operating activities	3,278,698	312,843

Investing activities

Proceeds from assets held for disposal	180,000	—
Purchase of names and reputations	(10,019)	—
Purchase of property and equipment	(157,804)	(16,377)

Net cash provided (used) by investing activities	12,177	(16,377)

Financing activities

Proceeds of common stock issued	53,452	200,000
Payments on notes payable	(7,120,954)	(860,257)
Proceeds of note payable	5,961,980	—

Net cash used in financing activities	(1,105,522)	(660,257)

Increase (decrease) in cash in the period	2,185,353	(363,791)

Cash, beginning of period	537,997	775,966

Cash end of period	2,723,350	412,175

Supplemental disclosure of cash flow information

Cash paid during the period for interest	588,978	890,328

Supplemental disclosure of non-cash investing and financing
activities

Stock issued on conversion of debentures	1,071,653	—

Stock issued for deferred financing costs	280,000	436,667

Stock issued to settle deferred compensation		311,102

Stock issued in payment of accrued interest on notes payable		41,230

Stock issued in settlement of accounts payable		30,127

Acquisition debt refinanced with other long term debt		1,500,000

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

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

(4)	Capital stock issued during the nine months ended September 30, 2004

50,000 shares were issued for consideration of $35,000 as a result of an officer exercising his stock options,

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

(5)	Stock options during the nine months ended September 30, 2004

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

During the first six months the Company disposed of its operations in Iowa for a net loss of approximately $177,000. The decision to stop doing business in Iowa was made in the first quarter as part of our strategic planning process.

(8)	Pro forma compensation expense for stock options

Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions:

Expected life —	3 Years
Risk — free interest rate —	1.5%
Dividend yield —	-0-
Volatility —	21%

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

For purpose of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The company’s pro forma information is as follows:

	2004	2003

Net income (loss) as reported	$ 2,619,110	$(759,932)
Compensation recognized under APB 25	--	--
Approximate compensation expense under SFAS 123	(33,000)	(3,450)

Pro forma net income (loss)	$ 2,586,110	$(763,382)

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

Results of Operations

Three Months ended September 30, 2004 compared with the Three Months ended September 30, 2003

The following discussion compares our results of operations for the three months ended September 30, 2004 (Q3-2004) to our results of operations for the three months ended September 30, 2003 (Q3-2003).

Revenues

Total revenue was approximately $6,811,000 in the third quarter of 2004 compared with $5,145,000 for the third quarter of 2003, an increase of $1,666,000.

Revenue from the sale of pre-need contracts increased by $1,776,000 to $5,112,000 in the third quarter of 2004 compared with $3,336,000 in the third quarter of 2003. Revenue per contract was virtually unchanged but the number of contract sales increased 55% from 3,298 sales in the third quarter of 2003 to 5,117 sales in the third quarter of 2004. The increase in sales volume was driven by continued improvements in our lead generation program and special promotions during the period. Our lead generation, recruiting and training initiatives are expected to continue to provide a source of growth in future periods but seasonality and the impact of the third quarter promotions should moderate this growth.

Revenue from cremation services was virtually unchanged between the third quarter of 2004 and the third quarter of 2003, with revenue of $1,574,000 in Q3-2004 compared with $1,605,000 during the same period in 2003. Case volume was flat, with 1,749 cases handled in the third quarter of 2004 compared with 1,773 cases handled in the same period for the prior year.

Management and finance fee income was $125,000 in the third quarter of 2004, consisting of $73,000 in finance fees and $52,000 related to residual marketing allowances on the group life plan. Management and finance fee income was $204,000 in the third quarter of 2003, which represented $70,000 in finance fees and $134,000 in management fees. The reduction in management fees resulted from the decrease in funds under administration in our California pre-need trusts due to the purchase of group life insurance coverage in the fourth quarter of 2003. We receive annual renewal marketing allowances based on the face value of insurance acquired, and these allowances are lower than the trust fund administration fees we historically earned. The face value of the insurance coverage was higher than the value of the pre-need trust funds used to acquire the coverage so we expect to receive increased revenue at the time of providing the cremation services. We project this increased cremation revenue to offset the decrease in trust fund administration fees in future periods.

Costs and Expenses

The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold including the costs of travel plan premiums. Total direct costs and expenses were $1,118,000 for the three months ended September 30, 2004 compared with $999,000 for the third quarter of 2003.

Direct costs and expenses associated with pre-need contract sales increased $37,000 from $172,000 in the third quarter of 2003 to $209,000 in the third quarter of 2004. This increase was driven by the increase in contract sales volume discussed previously.

Direct costs and expenses associated with at-need and fulfillment cremation services increased $82,000 from $827,000 in the third quarter of 2003 to $909,000 in the third quarter of 2004. This increase was driven by a moderate change in geographic mix and is not necessarily indicative of an overall trend of increasing expenses per case.

Sales Commissions and Obtaining Costs

Sales commissions and obtaining costs represent the cost of acquiring new pre-need contracts, including sales commissions, media and advertising costs and related expenses. Sales commissions and obtaining costs increased by $827,000 to $2,379,000 for the third quarter of 2004 up from $1,552,000 for the third quarter of 2003. Sales commissions and obtaining costs as a percentage of pre-need sales revenue remained consistent at 47% but declined slightly on a per sale basis from $471 per contract sold in Q3-2003 to $465 per contract sold in Q3-2004.

Operating expenses

Total operating expenses increased by $149,000 to $2,326,000 for the third quarter of 2004 compared with $2,177,000 for the third quarter of 2003. The bulk of the increase was associated with increases in infrastructure to support the Company’s growth and the operating costs associated with two new locations (Riverside and Mission Viejo) opened in the third quarter of 2004 and our planned Fort Worth location schedule to be open in the fourth quarter 2004.

Because of the significant increase in revenues, operating expenses declined as a percentage of total revenue from 42% of Q3-2003 revenue to 34% of Q3-2004 revenue. While we do expect to see long term declines in operating expenses when measured against revenue, we believe that the dramatic increase in third quarter revenues driven by an equally dramatic increase in pre-need contract sales is a short term aberration.

Operating profit (loss)

Operating profit was $989,000 for the third quarter of 2004 compared with an operating profit of $417,000 for the second quarter of 2003. The increased profit was attributable to increased sales and improved operating performance overall.

Other revenue and expenses

We received trust placement fees of $79,000 in the third quarter of 2004 as part of the continuation of our transfer of trust funds to Forethought Federal Savings Bank. The bulk of this transfer took place earlier in 2004. The $79,000 fee represented a one-time marketing allowance in consideration of the transfer of two relatively small trusts completed in the third quarter of 2004.

During the third quarter of 2003, we received $240,000 in insurance marketing allowances as a result of the conversion of certain pre-arranged trust funds to insurance products (Q3-2004: Nil). This was a one-time fee.

Interest and finance expense was $193,000 for Q2-2004 compared with $444,000 for Q2-2003. The decrease of $251,000 comes primarily as a result of our refinancing during the second quarter of 2004 of certain debt obligation to extend the term of the debt and reduce the interest rate of such debt.

Net Income (loss)

Net income was $874,000 ($0.12 net income per share) for the third quarter of 2004 compared with net income of $213,000 ($.04 net income per share) for the third quarter of 2003. The improvement in net income relates to the reasons described above.

Nine Months ended September 30, 2004 compared with the Nine Months ended September 30, 2003

The following discussion compares our results of operations for the nine months ended September 30, 2004 to our results of operations for the nine months ended September 30, 2003.

Revenues

Total revenue was approximately $17,670,000 in the nine months ended September 30, 2004 compared with $14,829,000 for the nine months ended September 30, 2003, an increase of approximately $2,841,000.

Revenue from the sale of pre-need contracts increased by $2,998,000 to $12,323,000 for the first nine months of 2004 compared to $9,325,000 for the first nine months of 2003. Pre-need contract sales increased 32% from 9,434 in the first nine months of 2003 to 12,425 in the first nine months of 2004 while revenue per contract remained virtually unchanged. The increase in sales has come largely as a result of improvements in our lead generation program and was heavily influenced by strong sales in the most recent quarter.

Revenue from cremation services was virtually unchanged between the nine months ended September 30, 2004 and the nine months ended September 30, 2003, standing at $4,814,000 in 2004 compared with $4,890,000 for the same period of 2003. Case volume was up slightly, offset by a modest decrease in case size.

Management and finance fee income in the first nine months of 2004 was $531,000 compared with $613,000 in the nine months ended September 30, 2003. The decrease is primarily associated with a decrease in management fees earned on our California pre-need trusts due to the purchase of group life insurance coverage partially offset by residual marketing allowances associated with that same group life plan.

Costs and Expenses

The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold, and the costs of travel plan premiums. Total direct costs and expenses were approximately $3,258,000 for the nine months ended September 30, 2004 compared with $2,805,000 for the nine months ended September 30, 2003.

Costs and expenses were 19% of services and merchandise sales for the third quarter of 2004 compared with 20% for the third quarter of 2003. The reduction in percentage is driven primarily by a shift in revenue mix. Our direct costs and expenses as a percentage of new product sales is less as a percentage of revenue than our direct costs and expenses on cremation services.

Sales commissions and obtaining costs

Sales commissions and obtaining costs represent the cost of acquiring new pre-need contracts. These costs as a total increased by $1,645,000 to $6,018,000 for the first nine months of 2004 from $4,373,000 for the same period of 2003.

Commission expenses increased by 38% to $3,348,000 for the nine months of 2004. The increase was primarily associated with the 32% increase in pre-need contract sales but also influenced by special promotions.

Advertising and other obtaining costs increased by 57% to $2,670,000 for the nine months of 2004. A portion of this increase is associated with the increase in new contract sales but also is a reflection of an initiative begun in the first quarter of 2004 to increase the effectiveness of our lead generation programs. The increased costs associated with this initiative were substantially completed by the third quarter of 2004. We have already seen an improvement in the volume of leads generated and the cost per lead. This initiative has already led to increases in sales volume and we expect to see this continue in future quarters along with an associated reduction in advertising and obtaining costs on a per sale basis.

Operating Expenses

Operating expenses decreased by $531,000 to $6,655,000 for the nine months ended September 30, 2004 compared with $7,186,000 for the nine months ended September 30, 2003. Operating expenses declined as a percentage of total revenue from 48% for the first nine months of 2003 to 37% for the first nine months of 2004.

Salaries and payroll costs, including stock based compensation, for the nine months ended September 30, 2004 were $3,278,000 compared with $3,537,000 for the nine months ended September 30, 2003. Salaries and payroll cash costs increased during the first nine months of 2004, but were more than off-set by a decrease in stock based compensation. Stock based compensation decreased to $28,000 in the first nine months of 2004 from $425,000 in the first nine months of 2003, a decrease of $397,000. This is attributable to our reduced use in 2004 of stock for the payment of certain annually determined compensation.

Employee settlements expense was $306,000 in the first nine months of 2003, and we had no similar expense in the first nine months of 2004.

The remainder of operating expenses were virtually unchanged between periods, standing at $3,377,000 for the nine months ended September 30, 2004 and $3,342,000 for the nine months ended September 30, 2003.

Operating profit (loss)

Operating profit was $1,738,000 for the nine months ended September 30, 2004 compared with an operating profit of $464,000 for the nine months ended September 30, 2003, an increase of $1,274,000. This increase resulted from increased sales and improved operating efficiencies, which reduced our overall operating expenses.

Other revenue and expenses

We had a loss on assets held for disposal which represents an adjustment of $177,000 in the carrying value of assets of our Iowa location. We elected to cease business operations in Iowa in the first quarter, as part of our strategic planning process to concentrate our resources on larger markets.

We received insurance marketing allowances of $1,901,000 during the first nine months of 2004, which represents the gross amount received, net of provision for estimated allowance refunds, in connection with the purchase of group life insurance coverage for fully paid members of our California pre-need trusts. This compares to $240,000 received during the first nine months of 2003 as the result of the conversion of certain pre-arranged trust funds to insurance products. Both are one-time events.

We also received trust placement fees of $609,000 in the first nine months of 2004 as consideration of our entering into an agreement to retain Forethought Federal Savings Bank as the new trustee in states other than California. This is not anticipated to be an on going source of income.

Interest and finance expense was $1,394,000 for the first nine months of 2004 compared with $1,464,000 for the same period in 2003, a decrease of $70,000. We wrote-off $659,822 in Deferred Finance Charges as a result of our refinancing of certain debt obligations to extend the term of the debt and reduce the interest rate of such debt during the second quarter of 2004. This write-off was offset by the reduced interest charges during the first nine months of 2004.

Income tax expense-current

The net amount of approximately $60,000 recorded as income tax provision in the first nine months of 2004 represents estimated tax payable on our net income, after recognizing the benefit of previously unclaimed net operating losses of prior years.

Net Income (loss)

Net income was $2,619,000 ($0.37 net income per share) for the nine months ended September 30, 2004 compared with a loss of $(760,000) or ($0.15 loss per share) for the nine months ended September 30, 2003. This increase resulted from increased sales, improved operating efficiencies and the receipt of insurance marketing allowances during the first nine months of 2004.

Liquidity and Capital Resources

Cash and cash equivalents totaled $2,723,000 at September 30, 2004, up from $538,000 at December 31, 2003, an increase of $2,185,000.

We generated $3,279,000 in net cash from operating activities. This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows Provided By (Used In) Operating Activities for the nine months ended September 30, 2004 reconciles the net income of approximately $2,619,000 for the nine month period ended September 30, 2004 to the net cash provided by operating activities for the same period of $3,279,000.

Another $12,000 was provided by investing activities. We received $180,000 from the sale of our Iowa operations offset by $10,000 used to complete the acquisition of our Spokane operations and $158,000 used to acquire property and equipment.

We used $1,106,000 in financing activities. In the first quarter of 2004, we entered into an agreement with holders of our 13% Debentures to prepay $1,160,000 in principal and to restructure certain of our payment obligations. The 13% Debentures required us to make monthly principal payments based on our excess cash flows and a minimum monthly payment amount. In addition, we were required to make monthly interest payments.

During the second quarter of 2004, we completed a $6,000,000 11% debenture financing for purposes of restructuring our long-term debt obligations and reducing our interest expense. Approximately $5,600,000 of the proceeds were used to pay off the outstanding principal and interest under our 13% Debentures and the remainder of the proceeds were used to increase working capital. Under the terms of the 11% debentures, we are required to make monthly interest payments on the principal and the principal amount is due on June 18, 2014. We have the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at anytime during the term at the conversion price of $1.65 per share. The holder has the right to convert all or a portion of the principal amount due under the convertible debenture in to shares of common stock at the conversion price of $1.65 per share at any time after June 18, 2009, subject to our right to repay, in full or in part, the convertible debenture within 30 days of receiving written notice of a conversion. We granted a security interest in our assets to secure our obligations under the debenture. We believe that the restructuring will improve our cash flow and allow us to implement our expansion strategies.

Working Capital Position

At September 30, 2004 we had current assets of approximately $5,698,000, offset by current liabilities of $2,451,000, for net working capital of approximately $3,247,000.

Long-term Obligations

At September 30, 2004 our material long-term debt consisted of the following:

•	11% Convertible Debentures with a single scheduled principal repayment of $6,000,000 on June 18, 2014.

•	Employee settlement note with scheduled payments of $300,000 in the period October 1, 2005 to March 31, 2008.

Payments required under our long-term debt obligations are approximately $120,000 during the next twelve months. We are also required to make interest payments under these long term obligations of approximately $55,000 per month during the next twelve months. We believe that we will have sufficient cash flow from operations to satisfy our cash requirements for the next twelve months and for the foreseeable future.

We intend to finance any acquisitions or start-ups in 2004 from operational cash flow, or a combination of operational cash flow, cash on hand and vendor financing. During 2004, we have opened two locations expanding our Trident brand into Riverside and Mission Viejo, in Southern California. We are in the process of opening a third new location, using our Neptune brand, in Fort Worth, TX. Expansion into new locations is subject to a number of challenges, most significantly the time required to obtain the appropriate licenses and our ability to achieve target volumes in a start-up mode. By advance planning, we are able to mitigate the costs associated with these locations incurred prior to opening. Our ability to achieve target volumes is driven by competitive factors, the success of our lead generation programs and our ability to acquire and train quality sales and service personnel in the local market. Some of this can be mitigated by market research and testing but ultimately our success is dependant on our ability to execute.

We have no material commitments for capital expenditures at this time.

Our only internal sources of liquid assets are cash flows from operations. We have no standby line of credit at this time. We have no external sources of liquid assets.

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

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes In Securities

Recent Sales of Unregistered Securities

Set forth below is a description of unregistered securities issued by the Company during the three months ended September 30, 2004.

We issued 50,000 to an executive officer for consideration of $35,000 as a result of an officer’s exercising his stock options. The shares of common stock were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Additional information regarding the Company’s issuance of unregistered securities during the past three fiscal years is contained in the Company’s annual reports on Form 10-KSB for the year ended December 31, 2003 under “Item 5. Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” and during the three month period ended March 31, 2004 under “Item 2. Changes in Securities” filed with the United States Securities and Exchange Commission. The information contained under Item 5. “Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” of the Company’s annual report on Form 10-KSB for the year ended December 31, 2003, under “Item 2. Changes in Securities” in the Company’s quarterly report for the three month period ended March 31, 2004 and under “Item 2,Changes in Securities” in the Company’s quarterly report for the three month period ended June 30, 2004, is hereby incorporated by reference to this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

During the quarter ended September 30, 2004, there were no purchases of equity securities by the small business issuer or any affiliated purchaser.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

Item 5.     Other Information

On October 12, 2004, BG Capital Group Ltd. (“BG Capital”), Brooklyn Holdings LLC, a Nevis limited liability company (“Brooklyn Holdings”), and Robert Genovese (“Genovese” and together with BG Capital and Brooklyn Holdings, the “Reporting Persons”) filed an amendment to the Reporting Person's Schedule 13D submitted to the SEC to report a change in beneficial ownership. Genovese, as the sole stockholder of BG Capital and the sole member of Brooklyn Holdings, has the sole power to vote or direct the disposition of such shares.

There is no other information to report for the three month period ended September 30, 2004.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6.    Exhibits And Reports On Form 8-K

Exhibit Number		Description

3	.1(1)	Articles of Incorporation of L R Associates, Inc., filed January 4, 1985
3	.2(1)	Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998
3	.3(1)	Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999
3	.4(1)	Articles of Amendment of The Neptune Society, Inc. filed May 9, 2000, effecting a combination of the Corporation's shares of common stock
3	.5(1)	Articles of Amendment of The Neptune Society, Inc. effective as of March 22, 2002, related to a combination of the Corporation's shares of common stock
3	.6(6)	Articles of Amendment of The Neptune Society, Inc.
3	.7(1)	Bylaws of Neptune Society (previously filed as Exhibit 3.6)
10	.1(1)	Form of Stock Option Plan
10	.2(1)	Share Purchase Agreement dated for reference March 26, 1999 by and between Lari Acquisition Company, Inc., Emanuel Weintraub Inter Vivos Trust, Emanuel Weintraub, Neptune Management Corp., Heritage Alternatives, Inc., Neptune Pre-Need Plan, Inc. and Lari Corp.
10	.3(1)	Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Stanley Zicklin
10	.4(1)	Share Purchase Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc., Lari Corp. and Jill Schulman
10	.5(1)	Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune Society and Stanley Zicklin
10	.6(1)	Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc., Neptune Society, Emmanuel Weintraub and Emmanuel Weintraub Inter Vivos Trust
10	.7(1)	Interest Purchase Agreement dated for reference March 31, 1999 by and between Neptune Management Corp. Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Neptune-Los Angeles, Ltd., Neptune-Santa Barbara, Ltd., Neptune-Miami, Ltd., Neptune-St. Petersburg, Ltd., Neptune-Ft.
10	.8(1)	Interest Purchase Agreement dated for reference March 31, 1999 by and between Heritage Alternatives, Inc., Lari Corp., Lari Acquisition Company, Inc. and the limited partners of Heritage Alternatives, L.P.

Exhibit Number		Description

10	.9(1)	Consulting Agreement dated March 31, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub
10	.10(1)	Amendment to Consulting Agreement dated August 1, 1999 by and between Lari Acquisition Company, Inc. and Emanuel Weintraub
10	.11(1)	$19,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
10	.12(1)	Amendment to $19,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
10	.13(1)	$2,000,000 Promissory Note dated March 31, 1999 by Lari Acquisition Company, Inc.
10	.14(1)	Amendment to $2,000,000 Promissory Note dated August 1, 1999 by Lari Acquisition Company, Inc. in favor of Emanuel Weintraub Inter Vivos Trust
10	.15(1)	Pre-Need Trust Agreement dated October 1, 1993 by and between Neptune Management Corp. and Sunbank/South Florida, N.A.
10	.16(1)	Asset Purchase Agreement dated March 31, 1992 by and between Heritage Cremation Services, Inc., Joseph Estephan, Elie Estephan and Emanuel Weintraub
10	.17(1)	Form of Commissioned Contractor Agreement
10	.18(1)	Agency Agreement dated for reference July 22, 1999 by and between Neptune Society and Standard Securities Capital Corporation
10	.19(1)	Amendment to Agency Agreement dated August 5, 1999 by and between Neptune Society and Standard Securities Capital Corporation
10	.20(1)	Form of Subscription Agreement
10	.21(1)	Form of Registration Rights Agreement
10	.22(1)	Debenture and Warrant Purchase Agreement dated November 24, 1999.
10	.23(1)	Form of Convertible Debenture
10	.24(1)	Asset Purchase Agreement dated December 31, 1999, by and among Neptune Society, Crematory Society of Washington, Inc., and John C. Ayres.
10	.25(1)	Asset Purchase Agreement dated March 15, 2000, by and among Neptune Society, Cremation Society of Iowa, Inc., Dave Noftsger, and John Bethel
10	.26(1)	Asset Purchase Agreements and Merger Agreement dated July 5, 2000, by and among Neptune Society, Heritage Memorial, Community Memorial Centers, David Schroeder, and Michael Ashe
10	.27(1)	Agency Agreement dated for reference July 31, 2000 by and between Neptune Society and Standard Securities Capital Corporation
10	.28(2)	Employment Agreement by and between the Company and Marco Markin
10	.29(2)	Employment Agreement by and between the Company and David Schroeder
10	.30(2)	Employment Agreement by and between the Company and Rodney M. Bagley
10	.31(2)	Memorandum of Understanding by and between the Company and Private Investment Company
10	.32(2)	Loan Agreement dated August 8, 2001 with Green Leaf Investors I, LLC, a California limited liability company
10	.33(2)	Warrant issued to Green Leaf
10	.34(2)	Guaranty issued to Green Leaf
10	.35(3)	Second Debt Restructuring Agreement
10	.36(3)	Third Debt Restructuring Agreement
10	.37(4)	Asset Purchase Agreement effective as of January 31, 2002 by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., a corporation incorporated under the laws of the State of Oregon, and The Neptune
10	.38(4)	Service Agreement effective as of March 8, 2002, by and between Western Management Services, L.L.C., an Oregon limited liability company, and The Neptune Society, Inc., a Florida Corporation.

Exhibit Number		Description

10	.39(4)	Note Extension And Assumption Agreement effective as of January 31, 2002, and is made by and between Western Management Services, L.L.C., an Oregon limited liability company, Wilhelm Mortuary, Inc., an Oregon corporation, The Neptune Society, Inc., a Florida
10	.40(4)	Convertible Debenture in the principal amount of $75,000, due July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company.
10	.41(4)	Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation.
10	.42(4)	Form of CapEx, L.P. Debenture Amendment
10	.43(4)	Form of D.H. Blair Investment Banking Corp. Debenture Amendment
10	.44(4)	Form of Warrant Amendment
10	.45(5)	Form of Debenture
10	.46(8)	Employment Agreement by and between the Company and Douglas Irving
10	.47(8)	Employment Agreement by and between the Company and Doug Irving
10	.48(8)	Employment Agreement by and between the Company and Barry Maynes
10	.49(8)	Employment Agreement by and between the Company and Gary Harris
10	.50(8)	Employment Agreement by and between the Company and Matthew Markin
10	.51(8)	Employment Agreement by and between the Company and Matthew Hoogendoorn
10	.52(8)	Amendment to Employment Agreement by and between the Company and Marco Markin
10	.53(9)	Debenture Purchase and Amendment Agreement effective as of July 31, 2003 by and between The Neptune Society, Inc., CapEx, L.P. and D.H. Blair Investment Banking Corp.
10	.54(9)	Form of Amended and Restated Debenture dated July 31, 2003 issued to CapEx, L.P. in the principal amount of $5,029,344
10	.55(9)	Form of Amended and Restated Debenture dated July 31, 2003 issued to D.H. Blair Investment Banking Corp. in the principal amount of $2,352,896
10	.56(9)	Form of Warrant issued to CapEx, L.P.
10	.57(9)	Form of Warrant issued to D.H. Blair Investment Banking Corp.
10	.58(9)	Form of Security Agreement
10	.59(10)	Amended and Restated Employment Agreement by and between the Company and Marco Markin dated March 12, 2004
10	.60(11)	Employment Agreement by and between the Company and Jerry A. Norman
10	.61(11)	Amendment Agreement by and between The Neptune Society, Inc., CapEx, L.P., Bow River Capital Fund, LP and Bow River Capital Fund II, LP dated February 18, 2004
10	.62(11)	Asset Sale Agreement between Neptune Management Corporation and Brooks Funeral Care and Robert Brooks dated April 2, 2004
10	.63(12)	Debenture Purchase Agreement dated June 18, 2004 between The Neptune Society Inc. and Brooklyn Holdings LLC
10	.64(12)	$6,000,000 11% Convertible Debenture, Due June 18, 2014
10	.65(12)	Form of Security Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc.
10	.66(12)	Form of Security Agreement between Brooklyn Holdings LLC and Neptune Management Corp.
10	.67(12)	Form of Security Agreement between Brooklyn Holdings LLC and The Neptune Society Inc.
10	.68(12)	Form of Security Agreement between Brooklyn Holdings LLC and Trident Society, Inc.
10	.69(12)	Form of Security Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc.
10	.70(12)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc.
10	.71(12)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Management Corp.
10	.72(12)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Trident Society, Inc.
10	.73(12)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc.
31.1		Section 302 Certificates of Chief Executive Officer
31.2		Section 302 Certificates of Chief Financial Officer
32.1		Section 906 Certificates of Chief Executive Officer
32.2		Section 906 Certificates of Chief Financial Officer

_________________

(1)	Previously filed on February 12, 2001.
(2)	Previously filed as an exhibit to Form 10-Q (for the Period ended June 30, 2001) on August 14, 2001.
(3)	Previously filed as an exhibit to Form 10-Q/A (for the Period ended June 30, 2001) on August 20, 2001.
(4)	Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(5)	Previously filed on Form 10-Q (for the period ended March 31, 2002) on May 15, 2002.
(6)	Previously filed on Form 8-K on June 3, 2002.
(7)	Previously filed on Form 10-Q (for the period ended September 30, 2002) on November 14, 2002.
(8)	Previously filed on Form 10-K (for the period ended December 31, 2002) on May 1, 2003.
(9)	Previously filed on Form 10-QSB (for the period ended June 30, 2003) on August 19, 2003.
(10)	Previously filed on Form 10-KSB (for the period ended December 31, 2003) on March 30, 2004.
(11)	Previously filed on Form 10-QSB (for the period ended March 31, 2004) on May 21, 2004.
(12)	Previously filed on Form 10-QSB (for the period ended June 30, 2004) on August 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEPTUNE SOCIETY, INC. (Registrant)

Date: November 12, 2004	By: /s/ Marco Markin Marco Markin Chief Executive Officer

Date: November 12, 2004	By: /s/ Daniel Solberg Daniel Solberg Chief Financial Officer