Form 10KSB
period 2004-12-31
NEPTUNE SOCIETY INC/FL
filed 2005-03-31
CIK 1098532

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                        Commission file number: 000-31182


                            The Neptune Society, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


              Florida                                   59-2492929
------------------------------------     ---------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
             organization)

   4312 Woodman Avenue, Third Floor
       Sherman Oaks, California                           91423
------------------------------------     ---------------------------------------
(Address of principal executive offices)                (Zip Code)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Registrant's telephone number, including area code: (818) 953-9995
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                     Securities to be registered pursuant to
                           Section 12(b) of the Act:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
              None                                          None
-----------------------------              -------------------------------------
Title of each class to be so registered     Name of each exchange on which each
                                                class is to be registered

           Securities to be registered under Section 12(g) of the Act:

                  Common Shares, Par Value of $0.001 per Share
--------------------------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
        ------     -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

     State issuer's revenues for its most recent fiscal year: $23,620,121

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,397,912.

     State the number of shares of each of the issuer's classes of common equity, as of the latest practicable date: Shares of Common Stock outstanding as of March 15, 2005 was 6,540,105.


DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

         Yes             No   X
             ------         ------

                                TABLE OF CONTENTS

ITEM 1.   DESCRIPTION OF BUSINESS..............................................2

ITEM 2.   DESCRIPTION OF PROPERTIES...........................................12

ITEM 3.   LEGAL PROCEEDINGS...................................................12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

ITEM 5.   MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES................13

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14

ITEM 7.   FINANCIAL STATEMENTS................................................21

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................47

ITEM 8A.  CONTROLS AND PROCEDURES ............................................47

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(a)
          COMPLIANCE..........................................................47

ITEM 10.  EXECUTIVE COMPENSATION..............................................51

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........................56

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................60

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................63

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................65

SIGNATURES ...................................................................66

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

     o our ability to retain key management personnel and to continue to attract and retain skilled crematory management personnel,

     o the effect of state and federal regulations on the death care and pre-need cremation service industry,

     o changes in the death rate or deceleration of the trend towards cremation,

     o availability and cost of capital to finance our growth and meet our capital requirements,

     o general economic conditions that affect the death care and pre-need cremation service industry,

     o risk related to a control position held by a single shareholder of our stock, and

     o    our ability to satisfy our debt obligations as they become due.

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

                                 --------------

     "The Neptune Society", "Neptune Society" and "Trident Society" are a registered trademarks of The Neptune Society, Inc. in the United States.

ITEM 1. DESCRIPTION OF BUSINESS

Summary of Our Business

     We, The Neptune Society, Inc., are the holding company for the Neptune Society of America, Inc., a California corporation. Neptune Society of America, Inc. is the holding company for Neptune Management Corp., Heritage Alternatives, Inc. and Trident Society, Inc., which are engaged in marketing and administering Pre-Need and At-Need cremation services in Arizona, California, Colorado, Florida, Illinois, Missouri, New York, Oregon, Texas and Washington. We also operate crematories and licensed holding facilities in California and Washington. We provide cremation services in the areas in which we own crematories. We use the services of licensed third-party crematories and holding facilities in locations in which we do not own facilities.

     Our service programs include:

     o Pre-need programs that allow our clients to pre-plan and pre-pay for cremation services; and

     o At-need programs in which we arrange cremation services at the time of need.

     We compete in the cremation services sector of the death care service industry. Our primary business focus is on marketing our pre-need cremation services using an integrated promotion and professional sales strategy. We operate our locations under branded names, "The Neptune Society," "The Trident
Society," "Neptune Cremation Services," and "Neptune Society, A For Profit Corporation," and offer only services and products related to cremation services. We do not offer traditional funeral services and we do not own or operate cemeteries. We do not intend to evolve into a traditional funeral services company and do not intend to compete directly with the larger competitors that provide traditional funeral and burial services.

Corporate Information

     Our principal corporate and executive offices are located at 4312 Woodman Avenue, Third Floor, Sherman Oaks, California 91423. Our telephone number is
(818) 953-9995. We maintain websites at www.neptunesociety.com, www.tridentsociety.com and www.neptunecremationservices.com. Information contained on our websites is not part of this annual report.

Overview

     We were incorporated in the State of Florida on January 4, 1985 under the name "L R Associates, Inc.", which subsequently changed its name to "Lari Corp." on August 3, 1998. On March 31, 1999, Lari Corp., paid $1,000,000 cash, $310,000 in transaction costs, 125,000 shares of common stock valued at $5,000,000 and $21,000,000 of promissory notes valued at $19,968,529 (for total consideration of $26,278,529), to acquire a group of privately held companies and limited partnerships (collectively, referred to as the "Neptune Group") that were engaged in the business of marketing and administering Pre-Need and At-Need (at the time of death) cremation services under various brand names. See "Neptune Society Acquisitions." On April 26, 1999, Lari Corp. changed its name to "Neptune Society, Inc."

Neptune Society Services

     Our primary business is marketing and administering Pre-Need and At-Need cremation services in the states of Arizona, California, Colorado, Florida, Illinois, Missouri, New York, Oregon, Texas and Washington.

Our Pre-Need Program

     Our Pre-Need program is designed to eliminate some of the emotional and financial burdens associated with death by allowing individuals to pre-arrange cremation services at a guaranteed fixed price. We offer similar Pre-Need Plans in all the states that we conduct business.

Our Pre-Need Plan consists of the following:

     o Merchandise: At the time of sale, we deliver an information book, a personalized registration portfolio, membership card and specially designed urn (where permitted by law).

     o Administrative Services: At the time of sale, we also provide services related to the administration of the Pre-Need Plan, including registering the member on our permanent database and processing documents related to third party administration, accounting and record delivery.

     o Cremation Services: At the time of death, we provide the basic professional services of a funeral director and staff, removal of deceased from place of death, use of a licensed holding facility, the cremation and related items required for the cremation.

     The Pre-Need Plan is a guaranteed price plan, which means we guarantee that we will provide services at the time of need without additional payment for contracted services. The purchase price of a Pre-Need Plan may be allocated to Merchandise, Cremation Services and Administrative Services based on the regulatory requirements and market conditions of the states in which we conduct business. See "Industry Regulation."

Our At-Need Program
-------------------

     We also provide cremation services on an immediate need basis (at the time of death). We provide a full range of cremation services and merchandise and care for all aspects of the deceased's cremation needs according to the decisions and plans of the decedent's heirs, including service planning, optional services for scattering remains, and delivery of ashes to family members. These services are typically far less expensive than traditional funeral and burial services.

Pricing

     We define our pricing strategy as a simple and economical alternative to traditionally more expensive and elaborate funerals and burials. Our strategy is to maintain a simple pricing structure for our products.

     The price of our basic Pre-Need Plan ranges by market. We price our Pre-Need Plans to enable us to provide the purchaser a future fixed price guarantee at our level of service, based on our assessment of market conditions in each geographic area that we serve. Our standard Pre-Need service program includes services such as burial at sea, rose garden scattering or delivery of ashes to family members. Our cremation services are typically less expensive than traditional funeral services.

     We also offer an International Emergency Assistance plan, through a third party, to Pre-Need members which guarantees service coverage throughout the world, if the member dies while traveling more than 75 miles away from home.

Installment Payment Plans

     We offer two installment payment programs, which allow purchasers to finance the purchase of a Pre-Need Plan with a down payment and monthly payments together with interest. We charge interest of between 0% and 13.75% per annum on balances due under our installment payment programs in those States where permitted by State law.

Existing Facilities

     Our strategy is to maintain offices within or near major metropolitan geographic areas. This strategy is designed to allow us to cost effectively market our products using integrated marketing programs and to reduce general expenses by centralizing administrative functions for multiple offices in a particular metropolitan area. We currently have locations in the states of Arizona, California, Colorado, Florida, Illinois, Missouri, New York, Oregon, Texas and Washington.

Expansion and Growth Strategy

     Our  present  growth   strategy  is  to  expand  our   operations   through
establishing new start-up offices in major metropolitan market areas that we believe provide opportunities based on demographic and other characteristics. In addition, we may acquire existing cremation service providers with established market presence in certain geographic areas, subject to the availability of financing. Since March 31, 1999, we have acquired existing cremation service providers or established new start-up offices in Arizona, Colorado, Florida,

Illinois, Missouri, Oregon, Texas and Washington. We are currently exploring opportunities in California, Florida, Nevada, Texas and Washington.

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

Marketing

     We market our services in all our locations under various brand names including "The Neptune Society" and "Trident Society." Our marketing strategy is focused on maintaining and further developing the strength of our brand name and creating consumer awareness of our services and products.

     We promote our Pre-Need Plans and At-Need Services using a combination of Direct Mail, Television, our Telephone Appointment Center, our Website, and the Yellow Pages.

     We use commissioned independent contractors to provide services as area sales representatives to sell our Pre-Need Plans. As of March 1, 2005, we had approximately 162 sales representatives. We provide our area sales representatives with leads generated from our marketing campaigns, and our sales representatives meet with potential clients individually to determine the service needs of the individual. Our sales representatives are paid on a commission basis. Each of our Pre-Need sales offices has a sales manager who recruits, trains and engages commissioned independent contractors to provide services as sales representatives to sell our Pre-Need Plans.

Death Care Industry

     It is estimated that four publicly traded companies hold approximately 20% of the domestic death care market. The public companies are Service Corporation International, Stewart Enterprises, Alderwoods Group, and Carriage Services.

     There are estimated to be approximately 22,000 funeral homes in the United States.

     There were approximately 2,400,000 deaths in the United States in the year 2000, or 8.7 deaths per thousand population. (National Vital Statistics Reports, Vol. 50, No15). The rate of increase in deaths in the United States has been nearly 1% annually since 1980, based on National Vital Statistics Reports. Johnson Rice & Company estimate the number of deaths will increase by 0.70% over the years 2000 to 2010, taking into account current mortality rates. Industry wide it is estimated that approximately 30% of all funerals are currently prearranged. (Johnson Rice & Company).

     We believe that the popularity and acceptance of cremation services will increase in the future as a result of the differences in costs between traditional burial funerals and cremations and as a result of a consumer shift in attitude towards cremation and perception of value. According to a 2002 survey of statistics compiled by the Cremation Association of North America:

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

Competition

     The death care industry as a whole is highly fragmented. Neptune operates only in the cremation segment of the death care industry. We estimate that the Company performed approximately 1% of all cremations in the United States in 2004, while we operated in only 10 states. Approximately 70% of our cremations in 2004 were prearranged.

     Our competitors range from large nation-wide publicly held companies to regional independently owned chains of death care providers, and local family-owned businesses. The large public companies have much greater financial resources and have by past consolidation strategies achieved greater economies of scale in operations and, to a lesser degree, marketing than we have. The local family-owned death care providers have competitive advantages based on established local reputations, local ownership and management and existing capital facilities. Full-service death care providers of all sizes offer a broader range of traditional funeral and burial products and services, including traditional burial services, embalming, caskets, cremation, urns, cemetery space, burial vaults, cemetery markers and memorials, plaques, and pre-need arrangements. These traditional competitors have a cost structure designed around traditional funeral services and products. Their financial success depends on stopping or slowing the increasing popularity of cremation. We intend to complete by focusing on the pre-need simple cremation niche of the death care industry. We believe that we can effectively market simple cremation services on a pre-need basis by offering a lower cost alternative to traditional burial funerals, which have higher prices due to the cost structure of traditional funeral home establishments.

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

     When we acquired the Neptune Group in 1999, the Neptune Group was subject to a Stipulation and Settlement and Decision in California. On April 9, 1999, in connection with our acquisition of the Neptune Group, we entered into an agreement with the State of California and applied for an assignment of the Neptune Group licenses. California approved the assignment, subject to amending the Neptune Group's Stipulation and Settlement and Decision to incorporate a requirement for us to complete audits of the Pre-Need trust funds in accordance with the California Business and Profession Code, to comply with all other requirements for licensure, and to be placed on probation until June 2000. We complied with the terms and conditions of the Stipulation and Settlement and Decision and the Neptune Group licenses were assigned to us in the fourth quarter of 2000. As a condition of the assignment, we agreed to remain on probation for a period of one year, until June 2001, or as long as Mr. Weintraub, the controlling shareholder of the acquired business, continues to be a shareholder of our company. Under the terms of our probation, we must continue to comply with the California regulatory requirements related to licensed funeral establishments applicable to our business of providing cremation services and marketing pre-need cremation services. In the event we fail to comply with these requirements, our California funeral establishment licenses may be revoked. As of March 15, 2005, we are not aware of any stock ownership by Mr. Weintraub.

Regulation of prepaid services under pre-need contracts

     All jurisdictions regulate the sale of Pre-Need services and the administration of any resulting trust funds or insurance contracts. Most states require pre-approval of Pre-Need contracts entered into in connection with the sale of Pre-Need Plans. Our Pre-Need Plans consist of a contract for the sale of cremation services at the time of death, administrative services at the time of sale and for merchandise delivered at the time of sale. When we refer to "prepaid services" we refer to the portion of the Pre-Need contract allocated to cover the cost of the cremation services at the time of death.

     All states in which we currently operate require us to involve a third party fiduciary with respect to funds received for prepaid services. In every State in which we sell pre-need arrangements, we maintain a master trust account with a financial institution to secure these funds received from our customers in that State.

     In all of the states that we currently sell our Pre-Need Plans, except for Florida and Illinois, funds received for merchandise and administrative services delivered and provided to the customer at the time of the sale are not considered prepaid services. The rules related to merchandise stored for customers in connection with Pre-Need Plans differs from state-to-state. Effective January 1, 2003, we began delivering merchandise to our customers at the time of sale in states where permitted.

     In addition, all states in which we currently sell our Pre-Need Plans have rules and regulations governing the cancellation of pre-need services. Generally, a client has the right to cancel a Pre-Need Plan within 30 days of the initial purchase and receive a full refund. After this initial period, a Pre-Need contract may be cancelled by the purchaser with proper notice to us and any refunds would be made subject to individual state regulations.

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

Prepaid Services Fiduciary Funds Administration

     We administer our Pre-Need trust funds in accordance with applicable state regulations. Generally, the funds related to each Pre-Need contract are released to us when we perform the crematory service.

     Approximately 124,000 individuals have become members of our Pre-Need programs since 1988, some of whom have since died or cancelled their membership. Since 1988, the cancellation rate of active Pre-Need Contracts has been approximately 2/10 of 1% on an annual basis. At December 31, 2004, the balance of pre-need services funded was approximately $53 million.

Personnel

     At December 31, 2004, we employed 30 counselors and 25 mortuary personnel, 17 telemarketers, and 45 administrative and sales personnel. In addition, we had contracts with 162 independent contractors to serve as commissioned sales representatives.

Neptune Society Acquisitions

Iowa Acquisition and Disposition

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

     On April 15, 2004 we disposed of our Iowa assets for $180,000 cash. This action was based on our decision to focus our attention in areas that better fit our strategic model as more fully described in Item 1, Expansion and Growth Strategy.

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

We have a history of losses and we may experience losses in the future.

     Since our acquisition of the Neptune group of companies, we have had a history of losses. We incurred losses of $6,706,000 and $33,000 respectively, during the years ended December 31, 2002 and 2003. We had an accumulated deficit of $27,619,000 at December 31, 2003. As a result of a number of factors, we were able to achieve Net Income of $2,733,000 in 2004 and reduce the deficit at December 31, 2004 to $24,886,000. We may incur losses in the future if we are unable to sustain current sales levels. See "Management's Discussion and Analysis." Failure to maintain profitability could have a material adverse effect on our business, results of operations and financial condition.

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

     Our business strategy is to grow through the opening of new offices or start-ups and selective acquisitions of existing cremation service providers and to increase the performance of our existing operations. To date, we have financed acquisitions through a combination of cash, common stock and debt. We may finance future acquisitions through debt, cash from operations, issuing common stock or other securities, or any combination of these. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock or other securities as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources or incur substantial debt in order to finance future acquisitions. If we do not have sufficient cash resources, our ability to open new offices (start-ups) or make selective acquisitions could be limited unless we are able to obtain additional capital through debt or equity financings. We cannot assure you that we will be able to obtain the financing we will need in the future on terms we deem acceptable, if at all.

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

We may not sustain our profitable business unless we are able to fully integrate
our   start-ups   or   selective   business   acquisitions   into  our  existing
infrastructure.

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

A decline in death rates may impair our ability to maintain profitability in the future.

     As we continue to see improvements in technology related to health care that may prolong life expectancy, we may experience a decline in expected death rates. Such a decline, coupled with our current business strategy to expand through acquisitions and increased performance of our existing operations, may result in a decrease in the demand for our cremation services and adversely affect our ability to become profitable. A decline in demand and revenues together with increased costs resulting from our acquisitions may result in losses and we may not be able to remain profitable.

A decline in the choice of cremation rather than burial services may impair our ability to maintain profitability in the future.

     Our business strategy is premised on the current trend in the death care industry where consumers are selecting cremation services over the more traditional burial services. We may be unable to achieve the growth in our revenues necessary to operate profitably as we expand our operations and increase our marketing and sales efforts. Our acquisition strategy is expected to increase our costs of operations and a decline in the number of cremation services may result in a decrease in our revenues, which may result in losses and decrease the likelihood we will maintain profitability.

Our ability to execute our business plan is predicated on our ability to retain key personnel with experience in the death care industry.

     We depend to a large extent upon the abilities and continued efforts of Jerry Norman, our President and Chief Executive Officer, and Dan Solberg, our Chief Financial Officer, to provide overall direction and decision making in developing and implementing our business strategy and identifying and opening new start-ups and selectively acquiring existing cremation service providers. We may incur additional costs and delays in our expected growth should we lose these key personnel. In addition, our success is also determined by offering quality Pre-Need and At-Need cremation services, which are supervised by our senior management team. The loss of the services of the key members of our senior management could have a material adverse effect on our continued ability to compete in the death care industry through delivery of quality services to consumers.

New legislative restrictions impacting telemarketing activities may reduce the number of sales leads.

     Currently we have an appointment (PDS) center in Arizona that schedules more than 1,000 appointments per month for our sales force. This represents approximately 17% of the monthly leads currently obtained by us; specifically, the remainder are generated from direct mail, web site and advertising. On March 11, 2003, President Bush signed into law a national "Do Not Call" list. A number of states have implemented similar initiatives. The popular response to the initiatives has made it a more difficult environment in which to operate, and to maintain our flow of quality leads from our PDS activities. Unless we can develop other cost effective sources of leads, or improve our rate of success on a reduced number of leads such that our overall sales are not affected, the restrictions on telemarketing could indirectly have a material adverse effect on our results of operations.

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

     As of December 31, 2004, we had the following warrants, options and other share acquisition rights outstanding:

          o options exercisable to acquire up to 305,000 shares of our common stock at prices ranging from $0.65 to $0.70 per share and an average price per share of $0.68 granted to our employees and officers;

          o options to acquire a further 100,000 shares at a price of $0.70 are to be granted pursuant to an existing employment agreement;

          o warrants exercisable to acquire up to 331,502 shares of our common stock at $0.79 per share issued to investors in private placement transactions and debt holders holding pre-emptive rights;

          o warrants for the issue of up to 1,724,167 shares of our stock at the price of $3.00 per share granted in connection with debenture debt issuances and refinancing; and

          o convertible debentures in the aggregate principal amount of $6,000,000 convertible to acquire up to 3,636,364 shares of our common stock under the terms of 11% Debenture Financing Agreement of June 18, 2004.

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

We have substantial debt obligations that may affect our future profitability

     We had approximately $6.3 million of debt outstanding, at an average cost of 11% per annum at December 31, 2004 and $9.4 million in outstanding debt at an average cost of $13 % per annum at March 31, 2005. Of our total debt at March 31, 2005, approximately $120,000 becomes due in the upcoming 12 months, $240,000 becomes due in the next 13 to 36 months, $3.0 million becomes due in the year 2010 and $6.0 million becomes due in the year 2014. During the years ended December 31, 2003 and 2004, our total interest and finance expense was approximately $1,864,000 and $1,548,000, respectively. Total interest and finance expenses are estimated to be approximately $1.2 million in 2005.

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

     We granted a security interest in our assets to secure our obligations under a $6,000,000 11% convertible debenture due June 18, 2014, and a $3,000,000 13.5% secured note, due February 2, 2010, each of which could be immediately payable upon an event of default, including failing to make payments when due; failing to comply with certain covenants; an insolvency, bankruptcy, receivership or similar event; a entry of a judgment in excess of $500,000 in any one instance or in the aggregate during any consecutive 12-month period or has any attachment or levy made to or against any of its property or asset; a default with respect to any evidence of indebtedness or liability for borrowed money in excess of $250,000; a tax lien in excess of $250,000 and other events. If we default on either the 11% convertible debenture due June 18, 2014, and a $3,000,000 secured note, due February 2, 2010, the lender may foreclose on our assets.

Cancellations of existing Pre-Need contracts may have a material adverse effect on our future profitability.

     We anticipate that a significant portion of our future revenues will be derived when we perform services under our Pre-Need contracts. We are required to place a percentage of the funds we receive from the sale of our Pre-Need programs in trust until we perform the cremation service. On fulfillment we earn revenue to the extent we receive funds from the maturity of the trust arrangement. Currently, we manage approximately $53 million in trust funds for the benefit of our members. Although each state has different regulatory requirements regarding the trust funds, all of the states in which we conduct business require us to refund all or a portion of trust monies to our members that cancel their Pre-Need contracts. See "Government Regulation." Historically, our cancellation rate is approximately 2/10 of 1% on an annual basis. Any substantial increase in cancellations may have a material adverse effect on our future revenues and results of operations.

One shareholder has acquired a controlling interest in our common stock and can control the outcome of stockholder voting.

     On February 17, 2005, BG Capital Group Ltd., Brooklyn Holdings, an affiliate of BG Capital Group, and Bobby Genovese (the "BG Capital Group") filed an amended Schedule 13G with the Securities and Exchange Commission reporting that it beneficially owned 5,360,589 shares of our common stock or approximately 82.14% of our issued and outstanding voting stock based on the number of shares of Common Stock (6,525,820 shares) we reported as outstanding on November 12, 2004 in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 less 538,817 shares of our common stock that were repurchased and cancelled in connection with a Separation and Release Agreement dated February 2, 2005. According to information disclosed in the amended Schedule 13G, the BG Capital Group acquired 751,120 shares of our Common Stock and 238,615 shares of Common Stock in separate transactions. The BG Capital Group further disclosed that it is considering whether to make a proposal to acquire substantially all of our assets; that the terms of such proposal have not been determined and are dependent on various factors, including income taxes, which have not yet been fully analyzed; and that it currently does not intend to cause us to be liquidated following such transaction, if such transaction is consummated.

     This concentration of control could be disadvantageous to our other stockholders with interests different from those of the BG Capital Group. As long as the BG Capital Group has a controlling interest, they will be able to elect our entire board of directors and generally be able to determine the outcome of all corporate actions requiring stockholder approval. As a result, the BG Capital Group will be in a position to continue to control all fundamental matters affecting Neptune Society, including any merger involving, sale of substantially all of the assets of, change in control of, or going private transaction involving, Neptune Society.

     The BG Capital Group's ability to control Neptune Society may result in our common stock trading at a price lower than the price at which it would trade if this group did not have a controlling interest in us. This control may deter or prevent a third party from acquiring us which could adversely affect the market price of our common stock.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share and stock quoted on the NASD OTCBB. Our shares are quoted on the NASD OTCBB, and the price of our shares ranged from $0.84 (low) to $1.95 (high) during the year ended December 31, 2004. The closing price of our shares on

March 15, 2005 was $3.98. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

     In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

     Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. For example, the reported trading volume for our common stock during the year ended December 31, 2004 was a total of 289,949 shares. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like NYSE or AMEX. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

Our ability to be profitable is premised on our ability to compete effectively in a highly competitive industry.

     The death care service industry is intensely competitive and rapidly evolving with the consolidation efforts of our competitors. Unless we can be competitive, we will lose revenue to our competitors and will not be able to be profitable. Our competitors are small independent death care service providers and large publicly traded companies. These competitors also offer cremation services that compete directly with our services and products. We also compete on a local basis to provide services in communities with service providers that have established reputations and long histories of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

     We lease properties in eighteen locations in Arizona, California, Colorado, Florida, Illinois, Missouri, New York, Oregon, Texas and Washington. All of our leases are on standard terms and conditions, and we do not rely on any one lease for our continuing operations. We do not currently maintain any investments in real estate, real estate mortgages or persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     There are no material litigation proceedings currently pending, and no material litigation proceedings were terminated during the fourth quarter ended December 31, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our securities holders during the fourth quarter ended December 31, 2004.

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

     The high and low bid quotations of our common stock on the NASD OTC Bulletin Board as reported by the NASD and the National Quotation Bureau's pink sheets were as follows:

        Period                     High                   Low
        ------                     ----                   ---

        2004
        First Quarter              $1.40                  $0.84
        Second Quarter             $1.26                  $1.10
        Third Quarter              $1.47                  $1.12
        Fourth Quarter             $1.95                  $1.32

        2003
        First Quarter              $1.01                  $0.68
        Second Quarter             $0.80                  $0.52
        Third Quarter              $2.25                  $0.79
        Fourth Quarter             $1.50                  $0.70

     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 28, 2005, the closing bid quotation for our common shares was $3.90 per share as quoted by the NASD OTCBB. The high and low bid quotations during the period from January 1, 2005 to March 28, 2005 were $4.75 and $1.47, respectively.

     As of March 28, 2005, we had 6,540,105 shares of common stock issued and outstanding, held by 548 registered shareholders.

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

     Recent Sales of Unregistered Securities

     During the quarter ended December 31, 2004, we issued no unregistered securities.

     Subsequent to December 31, 2004, we issued the following unregistered securities:

     On January 21, 2005 we issued 14,286 shares to CapEx, L.P., under the terms of their warrant. The securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

     On February 2, 2005, we issued a Secured Promissory Note in the principal amount of $3,000,000 to Brooklyn Holdings LLC, a Nevis limited liability company. The note was issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     Purchases of Equity Securities by the Small Business Issuer and Affiliates

     The following table sets forth purchases of equity securities by Neptune Society on February 2, 2005.

-------------------------------------------------------------------------------------------------------------------
Period                Total Number of       Average Purchase     Total Number of Shares      Maximum Number of
                      Shares Purchased      Price Paid Per       Purchased as Part of        Shares that May Yet be
                                            Share                Publicly Announced Plans    Purchased Under the
                                                                 or Programs                 Plans or Programs
-------------------------------------------------------------------------------------------------------------------
February 2, 2005            538,817(1)              $3.00                     nil                        nil
-------------------------------------------------------------------------------------------------------------------

     (1) On February 2, 2005, Neptune Society and its subsidiaries entered into a separation and release agreement effective as of February 2, 2005, with Marco Markin, our former Chief Executive Officer, Chairman and a member of the Board of Directors of Neptune Society ("Markin"); Karla Markin, spouse of Marco Markin; and 570421 B.C. Ltd., a British Columbia corporation ("B.C. Limited"). Under the terms of the Separation Agreement, Neptune Society agreed to purchase the following securities of Neptune Society beneficially owned by each of Markin, Karla Markin and B.C. Limited: Markin and Karla Markin beneficially own 231,125 common shares of The Neptune Society Inc.; Markin holds options exercisable to acquire an additional 150,000 shares of common stock of The Neptune Society Inc. at $0.65 per share; and B.C. Limited, a British Columbia corporation, owns 307,692 shares of common stock of The Neptune Society Inc. and warrants exercisable to acquire an additional 307,692 shares of common stock of The Neptune Society Inc. at $0.79 per share (collectively, the "Purchased Securities").
          The parties agreed that (a) Neptune Society would purchase the Purchased Securities and (b) the parties would mutually release each other from any and all claims arising out of or in connection with the Purchased Securities. Neptune Society paid (i) Markin a total of $675,750 for shares and options delivered on the Separation Date, (ii) Karla Marking a total of $323,250 for shares delivered on the Separation Date, and (iii) B.C. Limited a total of $1,603,076 for shares and warrants delivered on the Separation Date. Neptune also agreed to pay Markin $46,875 upon the delivery of one or more share certificates evidencing 15,625 shares within ten (10) business days of the Separation Date. Each of Markin, Karla Markin and B.C. Limited provided to Neptune Society general releases from claims related to the Purchased Securities. Markin also provided to Neptune Society and the Neptune Subsidiaries general releases from claims related to the Employment Agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes.

Overview

     We are in the business of providing pre-arranged and at-need cremation services in ten States. Approximately 70% of the cremations we perform are pre-arranged. There is approximately $53 million in trust funds to satisfy our pre-arrangement service obligations. These assets are held by independent third party financial institutions until the time of need, which we estimate to be on average a 10-12 years for our pre-arrangements. The trust assets are in excess of our service obligations, and are not included in our financial statements until they are released to us over the anticipated 10-12 year period.

Critical Accounting Policies:

Revenue Recognition
-------------------

     Pre-need cremation arrangements - From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of
2001), our pre-need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were accordingly not taken into account until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles. Over the next estimated 12 years we expect to bring into income deferred revenue of approximately $18.3 million and deferred expenses of $6.0 (without any cash receipts or disbursements) related to prearrangements made during this period, over and above trust funds or insurance policy proceeds (cash) on actual provision of the cremation services, as discussed above.

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

     For the majority of prearrangements made by our customers after January 1, 2003, there is no element of deferred revenue or expenses to be taken into income. Accordingly, over the next 10-12 years as the pre-January 1, 2003 arrangements are serviced, the amount of revenue recognized (but not cash received) for at-need services on fulfillment will decrease steadily as more and more of our cremations are derived from the post January 1, 2003 pool. For these customers, the revenue related to merchandise delivered and administrative services provided will already have been recognized at the time of sale, with only the cash received from trust/insurance to be recognized at the time of the cremation services. The cash expected to be received from trust/insurance is expected to be sufficient to meet our costs of the services, as well as our existing profit margin.

At-need cremation services - all merchandise and services revenue is recognized at the time services are provided.

Installment sales - we recognize an account receivable for the unpaid amount of the pre-need arrangement at the time of sale, to the extent the installment payments will not be required to be trusted.

Travel plan sales - we recognize revenue related to the sale of travel plans at the time of sale. We also concurrently recognize the premium cost to the third party carrier obligated to provide the services if required.

Trust placement fees - the company has earned revenue of approximately $706,000 during 2004 in exchange for transfer of certain of its trust assets to a different asset manager. Management considered the accounting for the fees received from this transfer and concluded that revenue recognition upon completion of the transfer, as opposed to deferral and recognition upon performance of the cremation service, was appropriate. The fees were not in exchange for any future services to be performed by the company, their payment did not represent a sacrifice of future economic benefits to be derived from the trusts, reserves for cancellations were practicably determinable, and the transfer represented a culmination of an earnings process. Accordingly Neptune has met the revenue recognition criteria of Statement on Financial Accounting Concepts No. 5 Recognition and Measurement in Financial Statements of Business Enterprises, and the SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

     The company also earns marketing allowances on the purchase of life insurance policies by our trustees and when acquired by our customers directly as a replacement of their trust assets. Such marketing allowances are earned upon the sale, will continue to be earned in the future, augmenting the management fees which Neptune has earned in the past.

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

     The carrying value of goodwill (Names and Reputations) constitutes the single most significant asset of the company. At December 31, 2004 the carrying value of the asset was $23,693,000 (2003: $24,406,000). The difference of $713,000 represents contingent consideration paid in 2004 on one of our previous acquisitions, and the write-off of the amount associated with the sale of our Iowa property. No amount of amortization was required in the opinion of management for either 2004 or 2003 as the implied value of goodwill exceeded its carrying value.

     For the 2001 and  prior  fiscal  years,  the  Company  amortized  Names and
Reputations  over  a  period  of  20  years  from   acquisition,   resulting  in
amortization expense of approximately $ 1,500,000 annually. There was no amortization recorded in 2004 as the implied value of goodwill exceeded its carrying value.

     With the requirement to adopt FASB 142, the Company will no longer amortize its acquired goodwill on a systematic basis. Rather it will test the value of Goodwill annually, and if it is determined that goodwill is impaired, the carrying value of Names and Reputations will be written down to its implied value by a charge to operations in the year that such determination is made.

Results of Operations

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

     The following discussion compares our results of operations for the year ended December 31, 2004 ("2004") to our results of operations for the year ended December 31, 2003 (" 2003").

Revenue

     Total revenue was $23,620,000 for 2004 compared with $20,471,000 for 2003, an increase of $3,149,000.

     Revenue from the sale of Pre-Need contracts increased by $3,111,000 to $16,112,000 in 2004 compared with $13,001,000 in 2003. Pre-Need contract sales increased by 27% from 12,654 contracts sold in 2003 to 16,070 contracts sold in 2004. This increase was driven primarily by improvements in our lead generation programs and new sales initiatives.

     Revenue from cremation services, representing both funds released from trust for services on pre-arranged cases and amounts paid at the time of services for new clients without pre-arrangements was $6,478,000 in 2004 compared with $6,598,000 in 2003. Actual case volume increased by 6% from 7,071 cases in 2003 to 7,513 cases in 2004. The average revenue per case declined from $933 in 2003 to $862 in 2004. This decrease was driven primarily by competition in the death care industry.

     Management and finance fee income improved by $158,000 from $872,000 in 2003 to $1,030,000 in 2004. This increase was driven by improved sales volume and current period marketing allowances received when our trustees acquired life insurance policies.

Costs and expenses and Gross Profit

     Direct costs and expenses relate to the providing of at-need and fulfillment cremation services, the cost of travel plan premiums, and the cost of merchandise delivered. Total direct costs and expenses were approximately $4,711,000 in 2003 compared to $4,631,000 in 2004, a decrease of $80,000 or 2%.
The decrease is due to various cost-saving measures implemented by the company in 2004.

Selling and obtaining costs

     Selling and costs of obtaining pre-need arrangement contracts increased by $2,543,000 to $8,118,000 for 2004 from $5,575,000 for 2003.

     Commission expenses increased by $1,133,000 to $4,432,000 in 2004. This 34% increase from 2003 is primarily attributed to the 27% increase in Pre-Need contract sales volume.

     Marketing and other obtaining costs increased by $1,410,000 to $3,686,000 in 2004. About half of this increase is associated with marketing initiatives in 2004 designed to increase the effectiveness of our lead generation programs. The remainder is associated with increased Pre-Need contract sales volume.

Operating expenses

     Salaries and payroll costs were nearly flat at $4,301,000 for 2004 compared with $4,334,000 for 2003.

     Stock based compensation decreased by $263,000 in 2004. We issued shares as a signing bonus ($28,000) in 2004. In 2003 we issued shares for compensation totaling $118,000 and incurred $172,000 in compensation expense related to stock option expense related to options granted to our former Chief Financial Officer (as described in Item 10, Executive Compensation, Bagley Settlement Agreement in our Form 10-KSB for the year ended December 31, 2003).

     Premises rent and utilities expense was approximately $1,037,000 for 2004 compared with $932,000 for 2003, for an increase of $105,000. This increase is primarily due to our adding 3 new locations in 2004.

     Insurance costs increased by approximately $110,000 in 2004 over 2003 due to an increase in risk premiums charged by our insurance carriers. We continue to face increased insurance costs as existing policies come up for renewal.

     Other operating services and supplies increased by $127,000 (7%) in 2004 compared with 2003. This was a result of overall growth.

     Professional fees were reduced approximately $47,000 for 2004 compared with 2003, as a result of our continued efforts to reduce our reliance on outside professionals by undertaking more administrative duties in-house.

     Employee settlements expense was $306,000 in 2003 (2004: Nil). Substantially all of this amount relates to the terms of a separation agreement with our former Chief Financial Officer under which his employment agreement was cancelled (as described in Item 10, Executive Compensation, Bagley Settlement Agreement in our Form 10-KSB for the year ended December 31, 2003).

     Total operating expenses were $8,936,000 for the year 2004 compared with $9,315,000 for 2003. The net decrease in operating expenses of $379,000 relates to the reasons described above.

Operating profit (loss)

     Operating profit was $1,935,000 for 2003 compared with $870,000 for 2003, an increase of $1,065,000. This increase was a result of increased sales volume and improved operating efficiencies.

Other revenue and expenses

     We had a loss on assets held for disposal in 2004 (2003: Nil). This loss represents an adjustment of $177,000 in the carrying value of assets of our Iowa location. We elected to cease business operations in Iowa in the first quarter of 2004 as part of our strategic planning process to concentrate our resources on larger markets.

     We received insurance marketing allowances of $1,901,000 in 2004, which represents the gross amount received, net of provision for estimated allowance refunds, in connection with the purchase of life insurance coverage for fully paid members of our California pre-need trusts. This compares to $240,000 received during 2003 as the result of the conversion of certain pre-arranged trust funds to insurance products. Both are one-time events.

     We received trust placement fees of $706,000 in 2004 as consideration of our entering into an agreement to retain a new trustee in certain states. This compares with $721,000 received in 2003 as a result of a similar transaction in certain states. This is not anticipated to be an ongoing source of income.

     Interest and finance expense was $1,548,000 for 2004 compared with $1,864,000 for 2003, a decrease of $316,000. We restructured our long term debt in 2004, resulting in reduced interest charges.

     During the first quarter of 2005, we entered into a Loan Agreement pursuant to which we borrowed Three Million Dollars ($3,000,000). We issued the lender a secured promissory note in the Principal Amount due February 2, 2010. We agreed to pay simple interest on the Principal Amount at the rate of thirteen and one half percent (13.5%) per annum, without penalty for pre-payment. We also agreed to pay lender a loan fee equal to three and one-half percent (3.5%) per annum, calculated, as simple interest, on the unpaid balance of the principal amount. The loan fee is payable in arrears upon the payment of the principal amount in full and bears no interest on the accrued amount. We estimate that interest expenses will be approximately $468,000 in 2005.

Income Tax Expense - Current

     We recorded an income tax provision of $85,000 in 2004 (2003: Nil) representing estimated tax payable on our net income, after recognizing the benefit of previously unclaimed net operating losses of prior years.

Net Income (Loss)

     Net income for 2004 was $2,733,000 ($0.41 per share) compared with a loss of $33,000 ($0.01 per share) for 2003. The increase of $2,766,000 in profit for the year relates to the reasons described above.

Liquidity and Capital Resources

     At December 31, 2004, we had current assets of approximately $5,986,000 offset by current liabilities of $2,748,000 for a net working capital of approximately $3,238,000. This compares to a working capital deficiency of $1,665,000 at December 31, 2003. Cash and cash equivalents totaled $3,422,000 at December 31, 2004, up from $538,000 at December 31, 2003, an increase of $2,884,000.

     We generated $4,068,000 in net cash from operating activities. This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows Provided By (Used In) Operating Activities for the year ended December 31, 2004 reconciles the net income of $2,733,000 for 2004 to the net cash provided by operating activities for the same period of $4,068,000.

     We used $48,000 in investing activities. We received $180,000 from the sale of our Iowa operations offset by $30,000 used to complete the acquisition of our Spokane operations and $198,000 used to acquire property and equipment.

     We used $1,136,000 in financing activities. In the first quarter of 2004, we entered into an agreement with holders of our 13% Debentures to prepay $1,160,000 in principal and to restructure certain of our payment obligations. The 13% Debentures required us to make monthly principal payments based on our excess cash flows and a minimum monthly payment amount. In addition, we were required to make monthly interest payments.

     During the second quarter of 2004, we completed a $6,000,000 11% debenture financing for purposes of restructuring our long-term debt obligations and reducing our interest expense. Approximately $5,600,000 of the proceeds were used to pay off the outstanding principal and interest under our 13% Debentures and the remainder of the proceeds were used to increase working capital. Under the terms of the 11% debentures, we are required to make monthly interest payments on the principal and the principal amount is due on June 18, 2014. We have the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at any time during the term at the conversion price of $1.65 per share. The holder has the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at the conversion price of $1.65 per share at any time after June 18, 2009, subject to our right to repay, in full or in part, the convertible debenture within 30 days of receiving written notice of a conversion. We granted a security interest in our assets to secure our obligations under the debenture.

     On February 2, 2005, we entered into a Loan Agreement pursuant to which we borrowed Three Million Dollars ($3,000,000) form the holder of the 11% debentures, Brooklyn Holdings. We issued Brooklyn Holdings a secured promissory note in the Principal Amount due February 2, 2010. We agreed to pay simple interest on the Principal Amount at the rate of thirteen and one half percent (13.5%) per annum, without penalty for pre-payment. We also agreed to pay lender a loan fee equal to three and one-half percent (3.5%) per annum, calculated, as simple interest, on the unpaid balance of the principal amount. The loan fee is payable in arrears upon the payment of the principal amount in full and bears no interest on the accrued amount. The proceeds of the $3,000,000 loan were used for general working capital and/or to make payments under the Separation Agreement we entered into with Marco Markin, our former Chief Executive Officer.

     Brooklyn Holdings agreed to subordinate its liens on the assets of Neptune Society and its subsidiaries, granted under to secure payment of the $6,000,000 11% debentures or the $3,000,000 secured note, in connection with any monies which Neptune Society may borrow to repay the $6,000,000 11% debentures and/or the $3,000,000 secured note; provided, however, that Brooklyn Holdings will subordinate no more than $5,000,000 of any and all monies owing under the $6,000,000 11% debentures or the $3,000,000 secured note. We provided Brooklyn Holdings with certain covenants related to our assets, business and maintaining the security interest granted to Brooklyn Holdings.

     As a result of our indebtedness under the $6,000,000 11% debentures, the $3,000,000 secured note and our commitments under the loan fees, we estimate that interest and finance expenses will increase to $98,000 per month and $1,170,000 annually. As of March 31, 2005, we had approximately $9,240,000 of debt outstanding, at an average cost of 13% per annum. Of our total debt at March 31, 2005, approximately $90,000 becomes due in 2005, $120,000 becomes due in 2006, $30,000 becomes due in 2007, $3,000,000 becomes due in 2010 and
$6,000,000 becomes due in the year 2014. We anticipate that we will satisfy these debt obligations with cash flows from our operations and/or by issuing equity securities under the terms of the debt instruments.

     As of December 31, 2004, we had the following contractual obligations and commercial commitments:

        ----------------------- --------------------------------------------------------------------------------
             Contractual                                    Payments Due by Period
             Obligations
        ----------------------- --------------------------------------------------------------------------------
                                     Total        Less Than One      1-3 Years     4-5 Years     After 5 Years
                                                       Year
        ----------------------- ---------------- ----------------- -------------- ------------- ----------------
            Long-Term Debt        $6,270,000         $120,000         $150,000        Nil        $6,000,000(1)
             Obligations
        ----------------------- ---------------- ----------------- -------------- ------------- ----------------
            Capital Lease             Nil              Nil              Nil           Nil             Nil
             Obligations
        ----------------------- ---------------- ----------------- -------------- ------------- ----------------
           Operating Leases       $2,860,801         $868,259       $1,738,523      $254,019          Nil

        ----------------------- ---------------- ----------------- -------------- ------------- ----------------
         Employment Contracts     $2,877,825        $1,356,100      $1,521,725        Nil             Nil
        ----------------------- ---------------- ----------------- -------------- ------------- ----------------
          Total Contractual      $12,008,626        $2,344,359      $3,410,248      $254,019      $6,000,000
             Obligations
        ----------------------- ---------------- ----------------- -------------- ------------- ----------------

     (1) Under the terms of the $6,000,000 11% debentures, due June 18, 2014, we have the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at any time during the term at the conversion price of $1.65 per share. The holder has the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at the conversion price of $1.65 per share at any time after June 18, 2009, subject to our right to repay, in full or in part, the convertible debenture within 30 days of receiving written notice of a conversion.

     As of March 31, 2005, we had the following contractual obligations and commercial commitments:

        ----------------------- ------------------------------------------------------------------------------
             Contractual                                   Payments Due by Period
             Obligations
        ----------------------- ------------------------------------------------------------------------------
                                     Total        Less Than One      1-3 Years     4-5 Years    After 5 Years
                                                       Year
        ----------------------- ---------------- ----------------- -------------- ------------- --------------
            Long-Term Debt        $9,240,000         $120,000         $120,000        Nil        $9,000,000
             Obligations
        ----------------------- ---------------- ----------------- -------------- ------------- --------------
            Capital Lease             Nil              Nil              Nil           Nil            Nil
             Obligations
        ----------------------- ---------------- ----------------- -------------- ------------- --------------
           Operating Leases       $2,592,094         $812,403       $1,614,802      $164,889         Nil

        ----------------------- ---------------- ----------------- -------------- ------------- --------------
         Employment Contracts     $2,568,650        $1,151,983      $1,416,667        Nil            Nil
        ----------------------- ---------------- ----------------- -------------- ------------- --------------
          Total Contractual      $14,400,744        $2,084,386      $3,151,469      $164,889     $9,000,000
             Obligations
        ----------------------- ---------------- ----------------- -------------- ------------- --------------

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

ITEM 7. FINANCIAL STATEMENTS

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm ......................21

Consolidated Financial Statements:
     Consolidated Balance Sheets .............................................22
     Consolidated Statements of Operations ...................................23
     Consolidated Statements of Cash Flows ...................................24
     Consolidated Statement of Stockholders' Equity ..........................26
     Notes to Consolidated Financial Statements ..............................27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
The Neptune Society, Inc. and Subsidiaries
Sherman Oaks, California


We have audited the accompanying consolidated balance sheet of The Neptune Society, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Neptune Society, Inc. and subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS


Santa Monica, California
March 18, 2005

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                              December 31, 2004
                                                              -----------------

                                     ASSETS
Current assets:
  Cash                                                        $       3,422,310
  Accounts receivable, net of allowance of $250,000                   2,458,646
  Prepaid expenses and other current assets                             105,323
                                                              ------------------

     Total current assets                                             5,986,279
                                                              ------------------

Accounts receivable, net - non current                                  357,339
Property and equipment, net                                             318,051
Names and reputations                                                23,692,795
Deferred financing costs                                                284,514
Deferred charges and other assets                                     6,165,787
                                                              ------------------

      Total assets                                            $      36,804,765
                                                              ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                    $       2,486,389
  Income tax payable                                                     85,000
  Current portion of deferred sales tax payable                          56,385
  Current portion of long-term debt                                     120,000
                                                              ------------------

       Total current liabilities                                      2,747,774
                                                              ------------------

Notes payable                                                         6,270,000
Deferred sales tax                                                      621,158
Deferred pre-need revenues                                           18,301,594
                                                              ------------------

       Total liabilities                                             27,940,526
                                                              ------------------

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued or outstanding                                     -
  Common stock, $.001 par value, 75,000,000 shares
   authorized, 7,064,637 shares issued and outstanding
   at December 31, 2004                                                   7,065
  Additional paid-in capital                                         33,742,952
  Accumulated deficit                                               (24,885,778)
                                                              ------------------

        Total stockholders' equity                                    8,864,239
                                                              ------------------

        Total liabilities and stockholders' equity            $      36,804,765
                                                              ==================

The accompanying notes form an integral part of these consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEAR ENDED
                                          December 31, 2004    December 31, 2003

Revenue

   Services and merchandise                     $22,590,315    $     19,598,889
   Management and finance fees                    1,029,806             872,438
                                                --------------------------------

     Total revenue                               23,620,121          20,471,327
                                                --------------------------------

Costs and expenses                                4,630,535           4,711,096
                                                --------------------------------

Gross profit                                     18,989,586          15,760,231
                                                --------------------------------

Sales commissions and obtaining  costs            8,118,136           5,574,750
                                                --------------------------------

Operating Expenses

   Salaries and payroll costs                     4,300,952           4,333,702
   Compensation - stock based                        28,000             290,877
   Premises rent and utilities                    1,037,139             931,726
   Insurance                                        566,685             456,780
   Communications                                   453,227             494,630
   Other operating services and supplies          1,955,815           1,828,652
   Amortization and depreciation                    192,996             224,301
   Professional fees                                401,349             448,452
   Employee settlements                                   -             306,378
                                                --------------------------------

     Total operating expenses                     8,936,163           9,315,498
                                                --------------------------------

Operating profit                                  1,935,287             869,983

Other income (expense)
   Loss on assets held for disposal                (176,803)                  -
   Insurance marketing allowances                 1,901,107             239,862
   Trust placement fees                             706,174             720,915
   Interest and finance expense                  (1,547,798)         (1,863,961)
                                                --------------------------------

Net income (loss), before income tax              2,817,967             (33,201)

Income tax expense-current
   Income tax expense                                85,000                   -
                                                --------------------------------

Net income (loss) for the year                  $ 2,732,967    $        (33,201)
                                                ================================

Net income (loss) per share (basic)             $      0.41    $          (0.01)

Net income (loss) per share (diluted)           $      0.40    $          (0.01)

Weighted average numbers of shares (basic)        6,744,152           5,233,747

Weighted average numbers of shares (diluted)      6,856,853           5,233,747

The accompanying notes form an integral part of these consolidated financial statements.

                            THE NEPTUNE SOCIETY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED
                                                             December 31, 2004      December 31, 2003

Cash flows provided by (used in)

Operating Activities
Net income (loss) for the period                             $       2,732,967      $         (33,201)
Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
          Depreciation and amortization                                192,996                224,301
          Accretion of discount on notes payable                        31,090                174,568
          Non-cash interest and amortization of deferred
             finance costs                                             795,539                698,000
          Loss on assets held for disposal                             175,303                      -
          Stock compensation                                            76,125                290,877
          Forgiveness of debt                                          (70,000)                     -
          Compensation expense to be settled by stock                 (140,076)                     -
          Compensation expense deferred                                      -                155,338
          Deferred sales tax                                           677,543                      -
      Changes in operating assets and liabilities:
          Accounts receivable                                         (442,005)              (373,148)
          Prepaid expenses and other current assets                     19,491                (18,172)
          Income tax payable                                            85,000                      -
          Deferred charges and other assets                            208,297                165,764
          Accounts payable and accrued liabilities                      61,882               (161,152)
          Deferred pre-need revenues                                  (336,540)              (156,264)
                                                                     ---------------------------------

            Net cash provided by operating activities                4,067,612                966,911
                                                                     ---------------------------------

Investing activities
     Proceeds from assets held for disposal                            180,000                      -
     Purchase of names and reputations                                 (30,019)                     -
     Purchase of property and equipment                               (197,758)               (52,811)
                                                                     ----------------------------------
            Net cash used in investing activities                      (47,777)               (52,811)
                                                                     ----------------------------------

Financing activities
     Proceeds of common stock issued                                    53,452                200,000
     Payments on notes payable                                      (7,150,954)            (1,352,069)
     Proceeds from issuance of debt, net                             5,961,980                      -
                                                                     ----------------------------------
             Net cash used in financing activities                  (1,135,522)            (1,152,069)
                                                                     ----------------------------------

(Decrease) increase in cash during the year                          2,884,313               (237,969)
                                                                     -----------------------------------

Cash, beginning of year                                                537,997                775,966
                                                                     ------------------------------------
Cash, end of year                                                  $ 3,422,310        $       537,997
                                                                     ====================================


The accompanying notes form an integral part of these consolidated financial statements.

Supplemental disclosure of cash flow information

   Cash paid during the year for interest                              720,971                955,393

Supplemental disclosure of non-cash investing and financing activities

   Stock issued on conversion of debentures                          1,071,653
   Stock and stock purchase warrants issued as refinancing fees        280,000                436,667
   Acquisition debt refinanced with other long term debt                                    1,500,000
   Other long-term liability settled by note payable                                          389,662
   Stock issued to settle deferred compensation                                             1,202,450
   Stock issued in payment of accrued interest on notes payable                                41,230
   Stock issued in settlement of accounts payable                                             102,402


The accompanying notes form an integral part of these consolidated financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock            Additional
                                 --------------------------                                            Total
                                    Shares         Amount      Paid-In Capital      Accumulated     Stockholders'
                                                                                      Deficit          Equity
                                 ---------------------------------------------------------------------------------
 Balance at December 31, 2002        4,280,423      4,280          31,072,881       (27,585,544)      3,491,617
 Net Loss                                                                               (33,201)        (33,201)
 Shares issued for:
   Cash                                307,692        307             199,693                           200,000
   Settlement of liabilities           339,540        340             222,512                           222,852
   Settlement of debenture
     interest                           63,432         64              41,166                            41,230
   Compensation-shares
    issued                             182,118        182             118,195                           118,377
   Refinancing fee                     600,000        600             419,400                           420,000
   Compensation related to
    stock options                                                     172,500                           172,500
   Refinancing fees related to
    warrants                                                           16,667                            16,667
                                 --------------------------------------------------------------------------------
 Balance at December 31, 2003        5,773,205      5,773          32,263,014       (27,618,745)      4,650,042

 Net Income                                                                           2,732,967      2,732,967
 Shares issued for:
   Cash                                 28,388         28              18,424                           18,452
   Conversion of debentures            893,044        894           1,070,759                        1,071,653
   Compensation-shares
    issued                             120,000        120              83,880                           84,000
   Refinancing fee                     250,000        250             279,750                          280,000
   Compensation related to
    stock options                                                      27,125                           27,125
                                 --------------------------------------------------------------------------------
 Balance at December 31, 2004        7,064,637      7,065          33,742,952       (24,885,778)     8,864,239
                                 ================================================================================

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(1)  Nature of the Business, Basis of Presentation and Liquidity:

          The  Neptune  Society,  Inc.,  a Florida  Corporation,  is the holding company for Neptune Society of America, Inc., a California Corporation. Neptune Management Corporation and Heritage Alternatives, Inc. are wholly owned subsidiaries of Neptune Society of America, Inc. Trident Society, Inc. is a wholly owned subsidiary of Heritage Alternatives, Inc.

          Neptune Management Corporation, Heritage Alternatives, Inc. and Trident Society, Inc. engage in marketing and administering pre-need and/or at-need cremation services in Arizona, California, Colorado, Florida, Illinois, Missouri, New York, Oregon, Texas and Washington. The Neptune Society, Inc. operates crematories in California and Washington.

(2)  Summary of Significant Accounting Policies:

     Principles of Consolidation:

          The consolidated financial statements as of December 31, 2004 and for the two years then ended present the consolidated accounts of The Neptune Society, Inc. and subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued:

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

          Revenue related to fulfillments for pre-arrangements comprises the amount of money received from trust funds allocated to the member. At-need services performed for non-members, where no pre-arrangements nor trusting is involved, are recognized at the time services are performed.

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Revenue Recognition, Continued:

          Management fees, financing income and marketing allowances

          Fees derived from the management, administration and investment of its trust funds, and interest charged on pre-arrangement financing are recognized as income in the year earned.

     Trust Funds:

          In all States in which it sells pre-need arrangements, the Company is required to place in trust the costs of providing fulfillment cremation services ("Trust Funds"). The trustors of such trusts are the purchasers of the pre-need arrangements. The Company does not have title to nor control of the trust fund or escrow corpus and, therefore, such amounts are not reflected in the accompanying consolidated financial statements. Earnings on the trust funds and escrow deposits generally accumulate in the trust fund or escrow until the cremation service is performed and the funds are released to the Company. The earnings on the trust funds are provided to the Company to offset inflation in costs to provide the cremation services. Accordingly, the Company recognizes such earnings as additional revenue at the time the cremation service is performed and the funds are released to the Company. However, California and one
          "grandfathered" Florida trust allow the Company to withdraw nonrefundable fees from the trust on an annual basis in consideration for administering the trust funds. California allows a maximum fee of four percent of beginning year trust fund corpus, subject to the trust fund's annual performance. The Florida trust fund allows the Company to withdraw the annual earnings of the fund as a fee, subject to
          meeting  certain  funding  requirements.   Such  fees  are  recognized
          currently as management fees in the accompanying consolidated statements of operations.

          The fair value of pre-need trust funds and the face value of insurance policies are approximately $53 million at December 31, 2004. All trust funds are invested in accordance with individual state regulations.

     Cash and Cash Equivalents:

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Property and Equipment:

          Property and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and betterments are capitalized. Depreciation of property and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

          Leasehold improvements            Useful life or remaining lease
                                            term, whichever is shorter
          Furniture and fixtures            5 to 7 years
          Equipment                         5 years
          Automobiles                       5 years

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

     Advertising:

          Costs of advertising are expensed as incurred. Advertising expense was $3,686,017 and $2,275,919 for the years ended December 31, 2004 and 2003, respectively.

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Income Taxes, Continued:

          As a result of the Company's accumulated net operating losses during the years ended December 31, 2003 and prior, the Company recorded a valuation allowance of 100%.

     Stock Based Compensation:

          SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.

          If the Company had elected to recognize compensation cost for its stock options and warrants based on the fair value at the grant dates, in accordance with SFAS 123, net earnings and earnings per share would have been as follows:

                                                               2004                    2003

          Net income (loss) as reported             $            2,732,967  $              (33,201)
          Compensation cost measured by fair
          value method                              $             (35,657)  $              (10,783)
                                                        -------------------     --------------------

           Pro forma net income (loss)              $            2,697,310  $              (43,984)
                                                        ===================     ====================

          Basic income (loss) per common share:
               As reported                          $                 0.41  $                (0.01)
                                                        ===================     ====================
               Pro forma                            $                 0.40  $                (0.01)
                                                        ===================     ====================
          Diluted income (loss) per common share:
               As reported                          $                 0.39  $                (0.01)
                                                        ===================     ====================
               Pro forma                            $                 0.39  $                (0.01)
                                                        ===================     ====================

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Stock Based Compensation, Continued:

          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the Black-Scholes option-pricing model; dividend yield nil, expected volatility 21%, risk free interest rate 6.0%, and expected life of 1-3 years.

          The weighted-average fair value of options granted during the years ended December 31, 2004 and 2003 were $0.09 and $0.10, respectively.

     Deferred Revenue:

          For the 2002 and prior years, the Company deferred all of the revenue allocated to the merchandise and administrative services components of pre-arranged contracts sold. For 2003 and future years, deferral is only made in those States where the delivery of merchandise is not permitted.

     Deferred Charges:

          Deferred charges include sales commissions paid that are directly related to pre-arrangement revenue deferred. These deferred costs are to be charged to operations in the same period as the fulfillments are performed and the deferred revenue is recognized.

     Deferred Financing Costs:

          Costs incurred with respect to financing and refinancing of the Company's long-term debt are deferred and expensed as interest and finance cost over the life of the respective debt instrument.

     Computation of Income (Loss) Per Common Share:

          Basic and diluted gain (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. For the year ended December 31, 2003, options to purchase 1,029,035 shares of common stock at prices ranging from $0.65 to $10.00 per share were not included in the computation of diluted loss per share because the effect would be anti-dilutive. No options were excluded from the computation for the year ended December 31, 2004.

          Additionally, warrants and conversion rights to purchase 5,655,669 and 2,950,294 shares at December 31, 2004 and 2003, respectively, at prices ranging from $0.72 to $3.00 per share were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Fair Value of Financial Instruments:

          The carrying amounts of cash, current receivables, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The fair value of the Company's long-term fixed rate debt is estimated using future cash flows discounted at rates for similar types of borrowing arrangements and approximates its carrying value.

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

     Comprehensive Income (Loss):

          The Company does not have any transactions or other economic events that enter into other comprehensive income or loss during the years presented.

     Recent Accounting Pronouncements:

          In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

          On December 20, 2003, the FASB issued FIN 46R. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise FIN 46 was to be applied for registrants who file under Regulation S-X in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2003. The adoption did not have a material impact on the Company's financial position or results of operations.

          In April, 2003 the FASB issued SFAS No.149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB 149 amended and clarified financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under FASB 133. The adoption of this pronouncement did not have a material impact on the Company's financial position or results of operations.

          In May, 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(2)  Summary of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued:

          In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

          In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." Neither of these affected the Company as it does not participate in the related activities.

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(3)  Changes in Accounting Principles, Continued:

     Goodwill (Names and Reputations), Continued:

          On implementation of FASB 142, management determined that the fair value of the Company as a single reporting unit under FASB 142 exceeded the carrying value of the net assets, including goodwill. The Company has subsequently completed the annual evaluations of the implied value of its goodwill, and determined that there is no impairment in value at December 31, 2004 and 2003.

          For 2001 and prior fiscal years, the Company amortized Names and Reputations over a period of 20 years from acquisition, resulting in amortization expense of approximately $1,500,000 annually. There was no amortization recorded in 2004 and 2003 due to the adoption of SFAS No. 142.

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

          An analysis of the historical carrying value of goodwill is as follows:

                                                                    2004
                                                                    ----
          Cost
              Names and Reputations recorded on acquisition
              of predecessor companies and businesses          $  27,653,694

          Less:
              Accumulated amortization (1999 to 2001)             (3,960,899)
                                                                  -----------

                  Net Book Value                               $  23,692,795
                                                                  ===========


(4)  Property and Equipment

     Property and equipment is summarized as follows:

                                                          2004
                                                          ----

          Furniture and fixtures                         266,773
          Automobiles                                    129,284
          Equipment                                      555,195
          Leasehold improvements                         201,452
                                                       ---------
          Total property and equipment                 1,152,704
          Less accumulated depreciation and
            amortization                                (834,653)
                                                       ---------
          Property and equipment, net                 $  318,051
                                                       ==========

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(5)  Notes Payable:

                                                                                     2004       2003
                                                                                     ----       ----
     11% Convertible Debentures
     Interest only payable monthly. See (a) below.                           $ 6,000,000   $         -

     13% Debentures
     Amortizing at $125,000 per month principal and interest with scheduled balloon payments to July 31, 2007. Secured by a first trust deed on
     substantially all assets of the Company See (b) below.                            -     6,952,743

     13.75% Mandatory Convertible Debentures
     Interest only payable monthly.  See (c) below.                                    -     1,040,563

     Professional Services Debt
     Notes payable,  non-interest  bearing,  payable in monthly installments  of  $15,000,  due  February  2004.  See  (d)
     below.                                                                            -       148,211

     Employee Settlement Note
     Payable in monthly installments of $10,000. See (e) below                   390,000       510,000
                                                                           ------------- -------------

                                                                               6,390,000     8,651,517

     Less current portion                                                       (120,000)   (1,950,582)
                                                                           ------------- -------------

                                                                             $ 6,270,000   $ 6,700,935
                                                                             =============  =============

     (a) 11.0% Convertible Debentures

     The Company entered into an Agreement dated June 18, 2004 pursuant to which it issued Brooklyn Holdings LLC a $6,000,000 11% debenture, due June 18, 2014. The Debenture provides for monthly interest only payments through June 18, 2014 and the full payment of the $6,000,000 principal due on June 18, 2014. The Company has the right to convert any or all of the outstanding principal into shares of common stock at a rate of $1.65 per share at anytime until June 18, 2014. Beginning on June 18, 2009, the debenture holder also has a right to convert any or all of the outstanding principal into common shares at $1.65 per share, subject to the Company's right to pre-pay the Debenture within 30 days of receiving the holder's conversion notice. The Company issued Brooklyn Holdings LLC 250,000 shares of common stock as a commitment fee in connection with the financing. The Company granted Brooklyn Holdings LLC registration rights related to the shares of common stock issued as the commitment fee and issuable upon conversion of the Debenture.

     Under the terms of the Agreement, the Company is restricted from entering into any encumbrances in excess of $100,000 or purchase money mortgages in excess of $500,000. In addition, the lender has a first priority lien on all assets of the Company.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(5)  Notes Payable, Continued:

     The Company used approximately $5,600,000 of the $6,000,000 in proceeds to pay off the outstanding principal and interest of its 13% debentures, due July 31, 2007. The remainder of the proceeds was used to increase working capital.

     (b) 13% Convertible Debentures

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

     This restructuring favorably amended the previous fixed charge coverage ratio obligation and cured certain possible conditions of default under the debentures. The restructured debentures were repayable by July 31, 2007, with the Company holding the right to prepay the debentures at any time without penalty.

     The Company issued 600,000 shares of its stock to the lenders as a refinancing fee. A term of the refinancing was the replacement of the conversion rights of the original debentures (whereby the lenders could convert the debt into stock at a price of $3.00 per share until February 24, 2005) into detached warrants for the purchase of the same number of shares at the same price for a period of 5 years. The value of the shares and warrants issued ($420,000 and $16,667 respectively) were charged to deferred financing costs and were being amortized to operations over the extended maturity of the financing.

     The Company by an Agreement dated February 18, 2004 made a prepayment of $1,160,000 in reduction of principal. As a term of the prepayment, the Company was not required to make any further scheduled lump sum payments or payments based on excess cash flow until July 2005. This transaction limited the required payments under the Debentures to $125,000 per month until July 2005.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(5)  Notes Payable, Continued:

     In June 2004 the Company refinanced these 13% convertible debentures with the 11% debenture described in (a) above. The remaining unamortized deferred financing costs of $659,822 were charged to interest and finance expense in 2004.

     (c) 13.75% Mandatory Convertible Debenture

     In 2002, the Company issued face value $1,071,653 of 13.75% convertible debentures in consideration for cash (including satisfaction of an outstanding note payable of $800,000) of $1,000,000 and settlement of $71,653 of accrued interest payable to a debenture holder holding certain pre-emptive rights to all corporate financings.

     On March 31, 2004 the debentures were automatically converted to 893,044 common shares at $1.20 per share under the original terms of the agreement.

     (d) Professional Services Debt

     In November 2001, the Company issued non-interest bearing notes payable of $360,000 and $70,000, due November 2003 and February 2004, respectively, in payment of professional fees due. The $360,000 note was amortizing at $15,000 per month. The Company also issued 25,000 shares valued at $72,000 in connection with the debt settlement. The notes were discounted $65,000 to their approximate fair market value. The value of the shares and the discount was amortized to interest expense over the respective lives of the notes. Under the terms of the notes, the note holder agreed to forgive the remaining $70,000 obligation in March 2004.

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(5)  Notes Payable, Continued:

    (f) The aggregate maturities of long-term debt at December 31, 2004 are as follows:


     Year Ending December 31, 2005                      $        120,000
          2006                                                   120,000
          2007                                                   120,000
          2008                                                    30,000
          2009-2013                                                  Nil
          2014                                                 6,000,000
                                                           -------------
                                                        $      6,390,000
                                                           =============

(6)  Stockholders' Equity:

     Common Stock
     ------------

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

     Liabilities To Be Settled By Issue of Shares
     --------------------------------------------

                                December 31, 2004     December 31, 2003
                                 Number               Number
                               of Shares   Amount    of Shares   Amount
                               ---------   ------    ---------   ------
     Deferred compensation to
     executives                     Nil      $Nil      215,500  $140,076
                              ==========   ======    =========  ========

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

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(6)  Stockholders' Equity, Continued:

     Executive Stock Options
     -----------------------

     Under the terms of a three year employment agreement commencing February 1, 2003, one Executive Officer was granted options to acquire 30,000 shares of common stock at a price of $0.70, vesting on February 1, 2004. In addition, under the terms of a three year employment agreement commencing March 1, 2003, one Officer was granted options to acquire 20,000 shares of common stock at a price of $0.70, vesting on March 1, 2004.

     Under the terms of a three year employment agreement commencing February 1, 2004, one Executive Officer was granted options to acquire 150,000 shares of common stock at a price of $0.70, vesting at the rate of 50,000 shares on each of the first, second and third anniversaries of the agreement.

     The Company granted an additional 25,000 options to purchase stock at $0.70 to an Executive Officer under the terms of an employment agreement dated June 1, 2004.

     Stock Options
     -------------

     The following table is a summary of the Company's stock options outstanding as of December 31, 2004 and 2003 and the changes during the years then ended.

                                            2004                  2003
                                            ----                  ----
                                                Average               Average
                                                Exercise              Exercise
                                     Number      Price      Number     Price
                                     -------------------------------------------
     Outstanding, beginning of year  730,171    $   3.50    608,728   $   7.19
     Granted                         205,000    $    .70    460,682   $   1.73
     Cancelled and expired         (530,171)    $      -  (339,239)   $      -
                                     -------------------------------------------
     Outstanding, end of year        405,000    $    .68    730,171   $   3.50
                                     ===========================================
     Exercisable, end of year        305,000    $    .68    430,171   $   5.31
                                     ===========================================

     The  following   table  further   describes  the  Company's  stock  options
     outstanding as of December 31, 2004:

            Number of        Weighted average      Weighted
              Options     remaining life (years)    average             Number
           Outstanding                           exercise price      exercisable
           -----------    ---------------------  --------------      -----------

               30,000                   .92    $         0.70             30,000
               25,000                   0.4    $         0.70             25,000
              150,000                   1.1    $         0.70             50,000
               50,000                   1.2    $         0.70             50,000
              150,000                   1.2    $         0.65            150,000
         --------------                                              -----------

              405,000                                                    305,000
         ==============                                              ===========

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(6)  Stockholders' Equity, Continued:

     Warrants and conversion rights outstanding
     ------------------------------------------

     The following stock purchase warrants are outstanding at December 31, 2004:

                                                               Number of shares
                                                                   subject to
                                     Expiration Date    Price     warrants and
                                                               conversion rights
     Granted in connection with:

     13.0% Debentures                July 31, 2007       $3.00      1,716,667

     12.0% Convertible Debenture     December 21, 2005   $3.00          7,500

     Unit offering of Common Stock   February 19, 2005   $0.79        331,502
                                                                  --------------
                                                                    2,055,669
                                                                  ==============

(7)  Commitments and Contingencies:

     Employment and Consultant Agreements
     ------------------------------------

     The Company has entered into Employment and Consulting Agreements extending for periods in excess of one year with the following:

     Chief Executive Officer - Agreement for a five year period ending December 31, 2005 at an annual base salary of $200,000, a minimum annual bonus of $100,000, stock options to purchase 150,000 shares at a price of $0.65 annually, automobile, business and entertainment allowances of a minimum of $24,000 annually, and a housing allowance totaling approximately $83,000 annually. In the event of termination by the Company without cause, or by the executive with cause, the agreements provide for a lump sum payment to the executive equal to three times the annual base salary, plus the greater of $500,000 or three times the highest annual bonus paid. The agreement was amended in February 2005 as detailed in Note 9-Subsequent Events.

     President and Chief Marketing Officer - Agreement for a three year period ending January 31, 2007 at an annual base salary of $200,000, a potential annual bonus of $60,000, options to purchase 150,000 shares of common stock at a price of $0.70, and an expense allowance of $24,000 annually. In the event of termination by the Company without cause, the agreement provides for a lump sum payment equal to 6, 7 or 8 months base compensation depending on the years remaining on the contract.

     One officer and one executive officer are retained under employment agreements, cancelable upon six months notice. The agreements provide for compensation and expenses allowances totaling approximately $392,000 and $65,000 for 2005 and 2006 respectively. The agreements expire in the first quarter of 2006.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(7)  Commitments and Contingencies, Continued:

     Leases
     ------

     The Company leases  facilities  under operating lease  agreements  expiring
     through  July  2009.  The  Company  also  leases   certain   equipment  and
     automobiles under operating lease agreements expiring at various dates.

     Future   minimum   lease   payments  for  the  upcoming  four  years  under
     non-cancelable operating leases in effect December 31, 2004 are as follows:

         Year ending December 31,

                  2005                               $        868,259
                  2006                                        785,405
                  2007                                        556,937
                  2008                                        396,181
                                                     ------------------
                                                     $      2,606,782

     Litigation
     ----------

     The Company is from time to time subject to routine litigation arising in the normal course of business. Management, with the advice of legal counsel, believes that the results of any such routine litigation or other pending legal proceedings will not have a material effect on the Company.

(8)  Income Taxes:

     Income tax expense (benefit) differs from the expected statutory amount as follows:


                                                         2004         2003
                                                         ----         ----

     Expected income tax provision (benefit)         $ 929,000     $ (5,000)
     State income tax, net of federal benefit          178,000       (1,000)
     Utilization of Federal and State net operating
      loss carryforwards                            (1,081,000)           -
     Change in valuation allowance                                    6,000
     Other                                              59,000            -
                                                    ------------  --------------
     Income tax expense per financial statements     $  85,000     $      -
                                                    ============  ==============

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(8)  Income Taxes, Continued:

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities is presented below:

                                             2004                  2003
                                             ----                  ----

     Deferred tax assets:
          Deferred revenue               $  6,405,000           $  6,841,000
          Net operating loss                1,787,000              2,663,000
          Other                                64,000                 64,000
                                         -------------          ----------------

     Total gross deferred tax assets        8,256,000              9,568,000
     Valuation allowance                   (6,148,000)            (7,237,000)
                                         -------------          ----------------

          Net deferred tax assets           2,108,000              2,331,000

     Deferred tax liability -
        deferred commissions               (2,108,000)            (2,331,000)
                                         -------------          ----------------

          Net deferred taxes             $          -           $          -
                                         =============          ================

     The  Company's  deferred  tax  asset is offset  by a  valuation  allowance.
     Management will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax assets will be recognized in the future.

     The net operating loss carryforwards for federal income tax purposes of approximately $7,858,000 start to expire in the year 2019. State income tax loss carryforwards of approximately $6,170,000 start to expire in the year 2006.

(9)  Subsequent Events:

     $3 Million Secured Note
     -----------------------

     On February 2, 2005 the Company entered into a loan agreement to borrow $3,000,000. The loan agreement provides for monthly interest only payments at 13.5% simple interest, with an annual loan fee of 3.5% on the unpaid principal balance. The loan fee is payable in arrears upon the payment of the principal amount in full. The proceeds of the loan were used for general working capital and to make payments under the Separation and Release Agreement below.

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

(9)  Subsequent Events, Continued:

     Separation and Release Agreement
     --------------------------------

     On February 2, 2005 the Company entered into a separation and release agreement with its Chief Executive Officer ("CEO"). Under the terms of the agreement, the CEO received a lump sum payment of $221,049 as sole consideration for termination of the Employment Agreement and for general release of claims. During a six month transition period, the CEO will serve as a consultant to the Company and will be entitled to compensation and benefits at the level paid immediately prior to the separation date, with the exception of the right to participate in any stock option or securities purchase plan.

     In addition, under the terms of the agreement, 554,442 shares of common stock, stock options for 150,000 shares at $0.65 per share, and warrants for 307,692 shares at $0.79 that were beneficially owned by the CEO and related parties were purchased from the various parties at a fair market value totalling $2,649,000. No gain or loss was recognized on this transaction.

     Amended Employment Agreement-President and Chief Marketing Officer
     ------------------------------------------------------------------

     On February 7, 2005 the Company and its President and Chief Marketing Officer ("President") entered into an amended employment agreement whereby the President agreed to serve as President and Chief Executive Officer.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We had no changes in or disagreements with accountants on accounting and financial disclosure during the two most recently completed fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting
----------------------------------------------------

During the most recent fiscal quarter ended December 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(a) COMPLIANCE

     The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of December 31, 2004.

------------------------------------- ---------------------------------------------- ---------------------- ----------
                                                                                     Director/              Age
Name                                  Position                                       Officer Since
------------------------------------- ---------------------------------------------- ---------------------- ----------

Marco P. Markin                       CEO and Director of each of Neptune Society,   June, 1999(1)             40
                                      Neptune of America, Neptune Management, and
                                      Trident Society, Inc.
------------------------------------- ---------------------------------------------- ---------------------- ----------
Jerry A. Norman                       President and Chief Executive Officer of all   February, 2004(2)         54
                                      Neptune Group companies.
------------------------------------- ---------------------------------------------- ---------------------- ----------
Daniel M. Solberg                     Chief Financial Officer, Corporate Secretary   June, 2004                51
                                      and Treasurer, Neptune Group
------------------------------------- ---------------------------------------------- ---------------------- ----------
Brent Lokash                          Director of Neptune Society                    May, 2003                 36
------------------------------------- ---------------------------------------------- ---------------------- ----------
Bernard C. Darre                      Director of Neptune Society                    June, 20043               35
------------------------------------- ---------------------------------------------- ---------------------- ----------
Cameron Strang                        Director of Neptune Society                    May, 2004                 38
------------------------------------- ---------------------------------------------- ---------------------- ----------
Gary I. Harris                        National Sales Manager, Neptune Group          March, 2002               63
------------------------------------- ---------------------------------------------- ---------------------- ----------
Barry Maynes                          Senior Vice President - Corporate              March, 20034              51
                                      Development, Neptune Group
------------------------------------- ---------------------------------------------- ---------------------- ----------

     (1)  Mr. Marco Markin  resigned as CEO and Chairman  effective  February 2,
          2005.

     (2)  Mr. Jerry Norman was named CEO effective February 7, 2005.


     (3) Mr. Bernard Darre resigned as a member of the Board effective February 15, 2005.

     (4) Mr. Barry Maynes was named Senior VP-Corporate Development effective February 2, 2005.

     Marco P. Markin - Mr. Markin joined Neptune Society full time as our Chairman of the Board and Chief Executive Officer in September 1999. He resigned as Chairman and Chief Executive Officer in February, 2005 but remains a Director. From November 1994 to September 1999, Mr. Markin was the Executive Vice President of TPP Management Inc., a private investment company, having a diverse portfolio consisting of residential/commercial real estate, merchant banking, and securities. His expertise included corporate management, and corporate development, research and marketing. From January 1991 to November 1995, Mr. Markin was the founder and CEO of a commercial real estate company, which secured and managed a portfolio of 400,000 square feet of real estate. He was also the co-founder of one of the largest direct marketing companies in Canada, which was subsequently sold to the Financial Post. From 1985 - 1990, Mr. Markin was the founder and CEO of Markin Development Group, a growing development company focusing on construction of multi-family apartment buildings and commercial offices. Mr. Markin graduated from Bishop College in Montreal in 1982. He also attended the University of British Columbia's Science Program.

     Jerry A. Norman - Mr. Norman was appointed as President on February 1, 2004 and Chief Executive Officer on February 7, 2005. Mr. Norman has over 30 years experience in business management and marketing. Prior to his appointment at Neptune, he worked as a Private Marketing Consultant providing death care industry and final expense life insurance marketing and sales to clients such as Service Corporation International (SCI), Fortis U.S./American Memorial Life Insurance Co., and Farmer's Life Insurance to name a few. From 1998-2002, Mr. Norman was the Managing Director of Marketing and Corporate Alliances at SCI where he managed all forms of marketing and all Life Insurance company relations for both Europe and the United States. He also served as chairman of MeM.com, an internet memorial company. From 1986-1998, Mr. Norman was Sr. Vice President of American Memorial Life Insurance.

     Daniel M. Solberg - Mr. Solberg was appointed as Chief Financial Officer, Treasurer and Secretary on June 1, 2004. He has over 30 years experience in the financial services industry. Prior to joining Neptune, Mr. Solberg worked with Olympic Health Management for ten years, holding positions as Chief Financial Officer and Chief Operating Officer. Prior to Olympic, Mr. Solberg held positions with SAFECO Insurance Company, serving as Accounting Manager, responsible for financial reporting, and at Seafirst Bank, where he directed the successful start-up of Leasco of Washington as its Controller and Operations Manager. In 1985, he joined Purple Cross Insurance Company as its first Controller and later became Chief Operating Officer of the PreNeed Division of Prairie States Life Insurance Company. In this capacity, he directed activities for an organization with more than 250,000 policyholders and $600 million in assets. Mr. Solberg earned the Charted Property and Casualty Underwriter (CPCU) designation in 1982, became a CPA in 1987 and joined the Fellow Life Management Institute (FLMI) in 1989. He is a member of the American Institute of Certified Public Accountants.

     Gary I. Harris - Mr. Harris is the National Sales Manager of Neptune Society. Prior to joining Neptune Society in March 2000, Mr. Harris was the Senior Vice-President in charge of the print division at T.V. Fanfare Publication, an international advertising company, where he worked since 1985. He attended both the University of Toledo and New York University.

     Barry Maynes - Mr. Maynes was appointed as Chief Information Officer (CIO) of Neptune Society on March 1, 2003. On February 2, 2005 he was named Senior Vice President - Corporate Development. Mr. Maynes joined Neptune in March, 2002 as Vice President-Technical Services and Administration. Prior to joining Neptune, Mr. Maynes was employed by Bowne Global Solutions as Central Services Manager, Americas, where his responsibilities included all aspects of Finance, Information Technology, Human Resources and Administration. From 1975 to 1997 he was employed by the Origin Group, the consulting arm of Phillips Industries, in progressively responsible positions to Technical Support Manager.

     Brent Lokash - Mr. Lokash was appointed to the Board of Directors of the Company on May 30, 2003 and was named Chairman of the Board on March 2, 2005. Since being called to the Bar of British Columbia in 1995, Mr. Lokash has been and remains a current practicing member of the Law Society of British Columbia. From 1996 to 1998 Mr. Lokash practiced municipal and administrative law with Jonathan Baker & Associates in Canada. Since 1998 to present, Mr. Lokash has been practicing administrative and commercial law, as a sole practitioner in Vancouver, British Columbia.

     Cameron Strang - Mr. Strang was appointed to the Board of Directors of the Company in May, 2004. A graduate of the University of British Columbia Schools of Commerce and Law, Mr. Strang was called to the Bar in British Columbia in 1992. He is currently a practicing member in good standing of the British Columbia Bar and Canadian Bar Association. From 1992 through 1994, Mr. Strang practiced law for the Firm of Anderson & Galati in Vancouver. In 1995/1996, Mr. Strang founded New West Records, LLC, of which he is currently the President & Managing Partner. In 2002 Mr. Strang founded DMZ Records, a joint venture with Columbia Records with partners T Bone Burnett, Joel and Ethan Coen and John Grady where he was the Co-President for first year of Operations.

     Bernard C. Darre - Mr. Darre is a co-founder of Bow River Capital Partners, the General Partner of two private opportunity funds based in Denver, Colorado, which invests in lower middle market operating companies and special situation real estate and oil and gas entities in the United States and Canada. Prior to Bow River Capital Partners, Mr. Darre served as an active partner in CapEx, LP, a $60 million mezzanine fund, where he was responsible for originating, structuring, and executing buyout, recapitalization, and growth capital transactions. In aggregate, Mr. Darre has been involved in over 20 lower middle market investments with total transaction values of over $300 million. Mr. Darre serves on the Board of Directors of American Energy Assets, Compass Bank (Colorado) and the Juvenile Diabetes Research Foundation-Rocky Mountain Chapter. Mr. Darre received his B.A. in Political Science from Miami University (Ohio) and his MBA with emphasis in Finance and Real Estate from The Ohio State University. Mr. Darre resigned as a Director effective February 15, 2005.

     Appointments subsequent to December 31, 2004

     James Ford - Mr. Ford joined Neptune in July, 2004 as the Eastern Division Sales Manager and was promoted to Senior Vice President of Operations in September, 2004. Mr. Ford was appointed Chief Operations Officer in February, 2005. He has over 30 years experience in the Funeral Industry. From 1987 - 2003, Mr. Ford served in various capacities with Service Corporation International, with the most recent assignment having been that of Regional President of the Midwest Region in Indianapolis, Indiana. Prior to that he served as Chief Operations Officer of SCI-Australia, where he managed all facets of the Pacific Rim operations.

     None of our executive officers or key employees are related by blood, marriage or adoption to any director or other executive officer.

Board and Committee Meetings

     During the year ended December 31, 2004, our Board of Directors met four times including meetings by telephone conference, and approved actions by written consent 11 times.

     To our knowledge, there are no arrangements or understandings between any of our executive officers and any other person pursuant to which the executive officer was selected to serve as an executive officer.

Nomination of Board Members by Security Holders

     We have made no material changes to our shareholder nominee process for member of our board of directors.

Audit Committee Financial Expert

     We do not have a formal audit committee. Our Board of Directors appoint our independent accountants to audit our financial statements, discusses the scope and results of the audit with the independent accountants, reviews our interim and year-end operating results with our executive officers and our independent accountants, considers the adequacy of the internal accounting controls, considers our audit procedures and reviews and approves the non-audit services to be performed by the independent accountants. The members of our Board of Directors are: Marco Markin, Brent Lokash and Cameron Strang. The Board of Directors has determined that none of the members of its Board of Directors satisfies the criteria of an audit committee financial expert within the meaning of the SEC's rules. Given our size and risks associated with serving as member of a Board of Directors of a public company, we have been unable to appoint a member to our Board of Directors and audit committee that meets the criteria of an audit committee financial expert. Brent Lokash and Cameron Strang are each independent directors, as independence is currently defined in the AMEX listing standards.

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

     To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended December 31, 2004, except:

---------------------- ------------------------------- ----------------- ---------------- -----------------
           Name                   Reporting Person       Form 3/# of       Form 4/# of       Form5/# of
                                                         transactions     transactions      transactions
---------------------- ------------------------------- ----------------- ---------------- -----------------
Brent Lokash           Director                             Late/1             --                --
---------------------- ------------------------------- ----------------- ---------------- -----------------
Bernard C. Darre       Director (1)                         Late/1             --                --
---------------------- ------------------------------- ----------------- ---------------- -----------------
Cameron Strang         Director                             Late/1             --                --
---------------------- ------------------------------- ----------------- ---------------- -----------------
Jerry A. Norman        President                            Late/1             --                --
---------------------- ------------------------------- ----------------- ---------------- -----------------
Daniel M. Solberg      Chief Financial Officer              Late/1             --                --
---------------------- ------------------------------- ----------------- ---------------- -----------------
Robert Genovese        10% Shareholder                      Late/1           Late/1              --
---------------------- ------------------------------- ----------------- ---------------- -----------------

     (1) Mr. Darre resigned as a Director of The Neptune Society effective February 15, 2005.

Code of Conduct

     We are in the process of adopting a Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions (including our Chief Executive Officer, Chief Financial Officer and Corporate Controller). We did not adopt a Code of Conduct during 2004 because our Board of Directors are considering the appropriate provisions of such code given the size of our organization and our business. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller by posting this information on our Web site located at www.neptunesociety.com.

     The information on our Web site is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our executive officers with annual compensation exceeding $100,000 (the "named executives officers") for the fiscal years ended December 31, 2002, 2003 and 2004. The determination as to which executive officers were most highly compensated was made with reference to the amounts required to be disclosed under the "Salary" and "Bonus" columns in the table.



-----------------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                         ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                --------------------------------------               ------------------------------------
                                                                                               AWARDS
                                                                                     ------------ ---------------           All
                                                            Other                    Restricted     Securities             Other
        Name &                                             Annual        Deferred       Stock       Underlying             Compen
      Principal                   Salary      Bonus     Compensation   Compensation   Awards(s)   Options/SAR's    LTIP    sation
       Position          Year      ($)         ($)           ($)           ($)           ($)           (#)        Payouts   ($)
----------------------- ------- ----------- ----------- -------------- ------------- ------------ --------------- ------- ---------
   Marco Markin (1)      2004    208,247     100,000       109,317
       CEO and
 Director of Neptune
       Society
                         2003    200,000                   107,400       100,000                     280,682
                         2002    174,616                   105,750       125,384                     130,682
----------------------- ------- ----------- ----------- -------------- ------------- ------------ --------------- ------- ---------
   Jerry Norman(2)
     President of
   Neptune Society       2004    180,769      69,412                                   28,000        150,000
                         2003     37,075

----------------------- ------- ----------- ----------- -------------- ------------- ------------ --------------- ------- ---------
   Dan Solberg (3)       2004    102,452      29,750                                                  25,000
   Chief Financial
  Officer, Secretary
   and Treasurer of
   Neptune Society

----------------------- ------- ----------- ----------- -------------- ------------- ------------ --------------- ------- ---------
Douglas J. Irving (4)    2004     85,008                   10,000         19,250
   Chief Operating
       Officer
  of Neptune Society
                         2003    146,000                   43,500         36,500                      50,000
                         2002     74,160                     --           26,125                        --
----------------------- ------- ----------- ----------- -------------- ------------- ------------ --------------- ------- ---------
     Gary Harris         2004     75,000      19,970      147,132         25,658
National Sales Manager
  Neptune Management
                         2003     75,000                  170,750         20,225                      30,000
                         2002     75,000                  140,769         15,000                      11,250
----------------------- ------- ----------- ----------- -------------- ------------- ------------ --------------- ------- ---------
     Barry Maynes
Senior Vice President
 - Corp. Development
  of Neptune Society     2004    105,904      15,450
                         2003     98,000                   21,750         14,700                      20,000
                         2002     70,615                     --             --                          --
----------------------- ------- ----------- ----------- -------------- ------------- ------------ --------------- ------- ---------

     (1) Mr. Markin was appointed as an Officer and Director of our subsidiary companies in April 1999. He was appointed as Neptune Society's President and CEO in October 1999. Other compensation represents lease payments on Mr. Markin's home and for personal use of an automobile. The services of Mr. Markin were provided directly and through his private company, Spiral Marketing, Inc., in 2003. Securities underlying Options for 2003 include his annual options under his employment agreement plus 150,000 options under the 2002 Stock Option Plan granted February, 2003. Mr. Markin was resigned as President effective January 31, 2004. Mr. Markin resigned as CEO on February 2, 2005.

     (2) Mr. Norman was contracted as a consultant to the Company commencing in October , 2003. Effective February 1, 2004, he was appointed President and Chief Marketing Officer. Effective February 7, 2005, he was appointed Chief Executive Officer.

     (3) Mr. Solberg was contracted as a Consultant on May 1, 2004 and appointed Chief Financial Officer, Secretary and Treasurer on June 1, 2004.

     (4) Mr. Irving resigned as Chief Operating Officer on June 30, 2004, and continues to provide services through DSI Holdings Ltd, his private company, under the terms of a Consulting Agreement that expires June 30, 2005.

Subsequent to December 31, 2004 we appointed James Ford as our Chief Operating Officer at an annual salary of $170,000. Mr. Ford previously served as a Regional Manager and as Senior Vice President, Operations.

Director and Officer Stock Option/Stock Appreciation Rights ("SARs") Grants

     The following table sets forth information regarding stock option grants to our named executive officers and directors during the year ended December 31, 2004:

                                                                                                Potential Realized
                                                                                                 Value at Assumed
                                                                                               Annual Rates of Stock
                                                                                              Price Appreciation for
Individual Grants                                                                                   Option Term
--------------------------------------------------------------------------------------------- ------------------------
            (a)                    (b)            (c)           (d)              (e)              (f)         (g)
                                Number of
                                Securities
                                Underlying    % of Total    Exercise or
                                 Options        Options     Base Price
            Name               Granted (#)      Granted       ($/Sh)       Expiration Date      5% ($)      10% ($)
----------------------------- --------------- ------------ -------------- ------------------- ------------ -----------
Jerry Norman                     150,000        73.17%        $0.70         Jan. 31, 2007         $16,551     $34,755
Daniel M. Solberg                 25,000        12.20%        $0.70          May 31, 2005            $365        $729

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

Aggregated Option/SAR Exercises in Last Fiscal Year- and Fiscal Year-End Option/SAR Values

The table below sets forth information on the aggregated option/SAR exercises during our fiscal year ended December 31, 2004 and option/SAR values related to options/SARS outstanding as of December 31, 2004.

----------------------------------- --------------- -------------- -------------------------- -------------------------------
                                                                      Unexercised Options      Value of Unexercised in the
                                      Securities      Aggregate          At FY-End (#)           Money-Options at FY-End
                                     Acquired on        Value            Exercisable/                ($) Exercisable/
               Name                  Exercise (#)   Realized ($)         Unexercisable                Unexercisable
----------------------------------- --------------- -------------- -------------------------- -------------------------------
Marco Markin                        Nil             Nil            150,000 (exercisable)      $123,000 (exercisable)
                                                                   nil (unexercisable)        nil (unexercisable)
----------------------------------- --------------- -------------- -------------------------- -------------------------------
Jerry Norman                        Nil             Nil            50,000  (exercisable)      $38,500 (exercisable)
                                                                   100,000 (unexercisable)    $77,000 (unexercisable)
----------------------------------- --------------- -------------- -------------------------- -------------------------------
Daniel M. Solberg                   Nil             Nil            25,000 (exercisable)       $19,250 (exercisable)
                                                                   nil  (unexercisable)       nil (unexercisable)
----------------------------------- --------------- -------------- -------------------------- -------------------------------
Gary Harris                         Nil             Nil            30,000 (exercisable)       $23,100 (exercisable)
                                                                   nil  (unexercisable)       nil (unexercisable)
----------------------------------- --------------- -------------- -------------------------- -------------------------------
Barry Maynes                        Nil             Nil            20,000  (exercisable)      $15,400 (exercisable)
                                                                   nil (unexercisable)        nil (unexercisable)
----------------------------------- --------------- -------------- -------------------------- -------------------------------
Douglas Irving                      50,000          $37,500        nil (exercisable)          nil (exercisable)
                                                                   nil (unexercisable)        nil (unexercisable)
----------------------------------- --------------- -------------- -------------------------- -------------------------------

Long Term Incentive Plans

     No long-term incentive awards have been made by us to date.

Defined Benefit or Actuarial Plan Disclosure

     We do not provide retirement benefits for the directors or officers.

Compensation of Directors

     None of our directors received compensation for their service as directors during the fiscal year ended December 31, 2004, except for our independent directors. Mr. Lokash , an independent director received $10,000 for directors fees.

     Mr. Lokash also received $19,000 for legal fees in 2004.

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

     We issued a signing bonus of up to 17,000 options to purchase shares of our common stock at a discount.

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

     On February 2, 2005, the Company entered into a separation and release agreement effective February 2, 2005 with Mr. Markin. Under the terms of the agreement, the parties agreed as follows:

     Termination of Employment Agreement: Neptune Society and Markin agreed to terminate and release each other from all claims under the Amended and Restated Employment Agreement dated March 12, 2004 between Neptune Society and Markin (the "Employment Agreement"). Markin remains subject to certain confidentiality and non-competition provisions under the Employment Agreement. Neptune Society remains subject to certain indemnification obligations under the Employment Agreement. The termination of the Employment Agreement terminates Neptune Society's obligation (i) to pay Markin minimum annual compensation of $406,000 per year, increasing annually, plus certain benefits through the term ending December 31, 2007, with three automatic one-year extensions, and (ii) to purchase securities held by Markin, Karla Markin or her assignee, and B.C. Limited for compensation based on 13% of the appraised value of Neptune Society, in the event the Employment Agreement was terminated under certain circumstances. Markin resigned as Chief Executive Officer and Chairman of Neptune Society effective February 2, 2005 (the "Separation Date"), and agreed to serve as a consultant to the Neptune Society during a six month transition period (the "Transition Period"). During the Transition Period, Markin will be entitled to compensation and benefits, with the exception of the right to participate in any stock option plan or securities purchase plan, at the level paid to Markin immediately prior to the Separation Date. Markin shall devote no more than 50% of the time that Markin devoted to his duties immediately prior to the Separation Date, and Markin may pursue and engage in other business interests and employment during the Transition Period. Markin agreed to resign as Chairman but remains as a member of the Board of Directors of the Neptune Society, and each of the Neptune Subsidiaries effective upon termination of the Transition Period. Neptune Society agrees to pay Markin a lump sum payment of $221,049 as the sole consideration for Markin's agreement to terminate the Employment Agreement and for his general release of claims.

     Purchase of Securities: Neptune Society agreed to purchase the following securities of Neptune Society beneficially owned by each of Markin, Karla Markin and B.C. Limited: Markin and Karla Markin beneficially own 231,125 common shares of the Neptune Society Inc.; Markin holds options exercisable to acquire an additional 150,000 shares of common stock of the Neptune Society Inc. at $0.65 per share; and B.C. Limited, a British Columbia corporation, owns 307,692 shares of common stock of the Neptune Society Inc. and warrants exercisable to acquire an additional 307,692 shares of common stock of the Neptune Society Inc. at $0.79 per share (collectively, the Purchased Securities"). The parties agreed that (a) Neptune Society would purchase the Purchased Securities, and (b) the parties would mutually release each other from any and all claims arising out of or in connection with the Purchased Securities. Neptune Society paid (i) Markin a total of $675,750 for shares and options delivered on the Separation Date,
(ii) Karla Markin a total of $323,250 for shares delivered on the Separation Date, and (iii) B.C. Limited a total of $1,603,076 for shares and warrants delivered on the Separation Date. Neptune also agreed to pay Markin $46,875 upon the delivery of one or more share certificates evidencing 15,625 shares within ten (10) business days of the Separation Date. Each of Markin, Karla Markin and B.C. Limited provided to Neptune Society general releases from claims related to the Purchased Securities. Markin also provided to Neptune Society and the Neptune Subsidiaries general releases from claims related to the Employment Agreement.

Jerry Norman Employment Agreement

     On February 1, 2004, we entered into an agreement with Jerry Norman to act as our President and Chief Marketing Officer. Mr. Norman's annual base compensation is $200,000 per annum. Mr. Norman will receive a housing allowance of $2,000 per month and standard employee benefits. We agreed to issue 40,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 150,000 shares of common stock at $0.70 per share vesting at the rate of 50,000 shares on each of the first, second and third anniversary of the agreement. Mr. Norman will be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors. The term of the agreement extends to January 31, 2007, unless terminated prior to that date. We may terminate the agreement upon written notice and, provided that there has not been a breach of the agreement, a lump sum payment of six, seven or eight months salary in the first, second or third year of the agreement respectively, in full satisfaction of all claims Mr. Norman may have under the agreement. Mr. Norman may terminate the agreement upon four weeks notice. We amended our employment agreement with Mr. Norman, who was appointed as our President and Chief Executive Officer on February 7, 2005.

     Dan Solberg Employment Agreement

     On June 1, 2004, we entered into an agreement with Dan Solberg to act as our Chief Financial Officer, Secretary and Treasurer. Mr. Solberg's annual base compensation was set at $170,000 per annum. We agreed to grant options under our stock option plan to purchase 25,000 shares of common stock at $0.70 per share. Mr. Solberg will be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors. The term of the agreement extends to May 31, 2005, unless terminated prior to that date. We may terminate the agreement upon written notice and, provided that there has not been a breach of the agreement, a lump sum payment of three months salary, in full satisfaction of all claims Mr. Solberg may have under the agreement. Mr. Solberg may terminate the agreement upon four weeks notice.

     Gary Harris Employment Agreement

     On February 1, 2003, we entered into an agreement with Gary Harris to act as our National Sales Manager. Mr. Harris' annual base compensation is $75,000 per annum plus an override of $10 on each pre-need contract sold. Mr. Harris will have a car and expense allowance and standard employee benefits. We agreed to issue 30,000 shares of our common stock as a signing bonus. We also agreed to grant options under our stock option plan to purchase 30,000 shares of common stock at $0.70 per share, subject to adjustment, vesting on February 1, 2004. Mr. Harris will be entitled to a yearly bonus of no less than 10% of his annual salary, net of reimbursement and car expenses, , payable in cash or shares of our common stock, as determined by the board of directors. Mr. Harris agreed to defer $2,000 per month of his salary until August 31, 2003, at which time the deferred salary shall be paid in cash. The term of the agreement extends to January 31, 2006, unless terminated prior to that date. We may terminate the agreement upon written notice and the payment of the accrued salaries due under the agreement and, provided that there has not been a breach of the agreement, a lump sum payment of six months salary in full satisfaction of all claims Mr. Harris may have under the agreement. Mr. Harris may terminate the agreement upon four weeks written notice.

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

     Jim Ford Employment Agreement

     On September 1, 2004, we entered into an agreement with James Ford to act as Senior Vice President of Operations. Mr. Ford's annual base compensation is $116,000 per annum. Mr. Ford will receive an expense allowance of $2,000 per month and standard employee benefits. Mr. Ford will be entitled to a yearly bonus of 30% of his annual salary, such bonus based on the achievement of specific defined goals, and payable in cash or shares of our common stock as determined by the board of directors. The term of the agreement extends to January 31, 2004, unless terminated prior to that date. We may terminate the agreement upon written notice and, provided that there has not been a breach of the agreement, a lump sum payment of three months salary in the first, second or third year of the agreement respectively, in full satisfaction of all claims Mr. Ford may have under the agreement. Mr. Ford may terminate the agreement upon four weeks notice.

Report on Repricing of Options/SARs

     We did not reprice any options or SARs outstanding during the most recently completed fiscal year ended December 31, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2004 by:

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

------------------------------- -------------------------------------- ----------------- ------------------------
Name of Shareholder             Address                                Number of         Percent of Class (1)
                                                                       Common
                                                                       Shares Owned
-----------------------------------------------------------------------------------------------------------------
5% or greater shareholders
------------------------------- -------------------------------------- ----------------- ------------------------
CapEx, L.P.                     518 17th Street, Suite 1700                1,781,120(2)                21.96%(2)
                                Denver, CO 80202
------------------------------- -------------------------------------- ----------------- ------------------------
Bow River Entities              1490 Lafayette St., Suite 400                905,282(3)                11.71%(3)
                                Denver, CO  80218
------------------------------- -------------------------------------- ----------------- ------------------------
B G Capital Group, Ltd./        2424 N. Federal Highway, Suite 101         4,157,831(4)                58.74%(4)
Brooklyn Holdings, LLC          Boca Raton, FL  33431
------------------------------- -------------------------------------- ----------------- ------------------------
570421 BC, Ltd.                 Sherman Oaks, CA 91423                       615,384(5)                 8.35%(5)
-----------------------------------------------------------------------------------------------------------------
Directors and Named Executive Officers
------------------------------- -------------------------------------- ----------------- ------------------------
Marco P. Markin, CEO            4312 Woodman Avenue, 3rd Floor               996,510(6)                14.11%(6)
                                Sherman Oaks, CA 91423
------------------------------- -------------------------------------- ----------------- ------------------------
Jerry A. Norman, President      4312 Woodman Avenue, 3rd Floor                97,800(7)                 1.37%(7)
and Chief Marketing Officer     Sherman Oaks, CA 91423
------------------------------- -------------------------------------- ----------------- ------------------------
Daniel M. Solberg, CFO          4312 Woodman Avenue, 3rd Floor                25,000(8)                     *(8)
                                Sherman Oaks, CA 91423
------------------------------- -------------------------------------- ----------------- ------------------------
Gary Harris, National Sales     4312 Woodman Avenue, 3rd Floor                83,077(9)                 1.18%(9)
Director                        Sherman Oaks, CA 91423
------------------------------- -------------------------------------- ----------------- ------------------------
Brent Lokash, Director          4312 Woodman Avenue, 3rd Floor                      Nil                        *
                                Sherman Oaks, CA 91423
------------------------------- -------------------------------------- ----------------- ------------------------
Cameron Strang, Director        4312 Woodman Avenue, 3rd Floor                      Nil                        *
                                Sherman Oaks, CA 91423
------------------------------- -------------------------------------- ----------------- ------------------------
Officers and Directors                                                        1,202,387                   15.76%
 as a group
(includes 7 persons)
------------------------------- -------------------------------------- ----------------- ------------------------

*Less than one percent (1%).

     (1) Based on 7,064,637 shares issued and outstanding as of December 31, 2004.

     (2) RBP, LLC, CapEx, L.P.'s general partner, has ultimate voting power and control over these shares. Includes 736,834 shares of common stock issued and outstanding on December 1, 2004; 1,030,000 shares of common stock acquirable upon the exercise of warrants at $3.00 per share until July 31, 2007; 14,286 shares of common stock acquirable upon exercise of warrants at $0.79 per share until February 19, 2005.

          On February 17, 2005, BG Capital Group Ltd., Brooklyn Holdings, an affiliate of BG Capital Group, and Bobby Genovese (the "BG Capital Group") filed an amended Schedule 13G with the Securities and Exchange Commission reporting that it acquired 751,120 shares of our Common Stock from CapEx, LP for an aggregate price of $2,215,414.49.

     (3) Bow River Capital Fund, LP and Bow River Capital Fund II, LP (together the "Bow River Entities") acquired all of the rights title and interest in these securities from D.H. Blair Investment Banking Corp. effective February 6, 2004. Bernard C. Darre has ultimate voting power and control over these shares. Consists of 238,615 shares of common stock issued and outstanding on December 31, 2004 and 666,667 shares of common stock acquirable upon the exercise of warrants at $3.00 per share until July 31, 2007. On February 17, 2005, the BG Capital Group filed an amended Schedule 13G with the Securities and Exchange Commission reporting that it acquired 238,615 shares of our Common Stock from the Bow River Entities for an aggregate price of $703,790.51.

     (4) B G Capital Group Ltd. held 4,157,831 shares of common stock issued and outstanding at December 31, 2004. B G Capital is the manager of Brooklyn Holdings Ltd. and has ultimate voting power over its shares. Brooklyn Holdings holds conversion rights to 3,636,364 shares of common stock as part of the $6,000,000 Convertible Debenture entered into on June 18, 2004. The debentures are convertible at the option of the Company at $1.65 per share through June 2009 and convertible by Brooklyn Holdings or the Company at $1.65 per share from June 18, 2009 through June 18, 2014.

          On February 17, 2005, the BG Capital Group filed an amended Schedule 13G with the Securities and Exchange Commission reporting that it acquired 751,120 shares and 238,615 shares of our common stock in separate transactions. BG Capital reported that it beneficially owned 5,360,589 shares of our common stock, or approximately 82.14% of our issued and outstanding voting stock, based on the number of shares of Common Stock (6,525,820 shares) we reported as outstanding on November 12, 2004 in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 less 538,817 shares of our common stock that were repurchased and cancelled in connection with a Separation and Release Agreement dated February 2, 2005.

     (5) Karla Markin, the spouse of Marco Markin, has ultimate voting power and control over these shares. Includes 307,682 shares of common stock and 307,682 shares acquirable upon exercise of warrants at $0.79 per share until February 19, 2005. On February 2, 2005, we entered into a separation and release agreement effective as of February 2, 2005, with Marco Markin, Karla Markin and 570421 B.C. Ltd., a British Columbia corporation ("B.C. Limited"). Under the terms of the Separation Agreement, Neptune Society agreed to purchase the following securities beneficially owned by each of Markin, Karla Markin and B.C.
          Limited: Markin and Karla Markin beneficially own 231,125 common shares of The Neptune Society Inc.; Markin holds options exercisable to acquire an additional 150,000 shares of common stock of The Neptune Society Inc. at $0.65 per share; and B.C. Limited, a British Columbia corporation, owns 307,692 shares of common stock of The Neptune Society Inc. and warrants exercisable to acquire an additional 307,692 shares of common stock of The Neptune Society Inc. at $0.79 per share.

     (6) Marco Markin was our Chief Executive Officer at December 31, 2004 and remains a director. Includes 231,126 shares of common stock issued and outstanding on December 31, 2004; 150,000 shares of common stock acquirable upon the exercise of options at $0.65 per share until February 24, 2006. Mr. Markin's spouse, Karla Markin, has ultimate voting power and control over BC Ltd., which beneficially owns 615,384 shares of common stock of The Neptune Society, Inc. Collectively, Marco Markin and Karla Markin beneficially own a total of 996,510 shares of common stock, constituting 14.11% of our issued and outstanding common stock as of December 1, 2004. On February 2, 2005, we entered into a separation and release agreement effective as of February 2, 2005, with Marco Markin, Karla Markin and 570421 B.C. Ltd., a British Columbia corporation ("B.C. Limited"). Under the terms of the Separation Agreement, Neptune Society agreed to purchase the following securities beneficially owned by each of Markin, Karla Markin and B.C. Limited: Markin and Karla Markin beneficially own 231,125 common shares of The Neptune Society Inc.; Markin holds options exercisable to acquire an additional 150,000 shares of common stock of The Neptune Society Inc. at $0.65 per share; and B.C. Limited, a British Columbia corporation, owns 307,692 shares of common stock of The Neptune Society Inc. and warrants exercisable to acquire an additional 307,692 shares of common stock of The Neptune Society Inc. at $0.79 per share.

     (7) Jerry A. Norman is our President and Chief Marketing Officer. Includes 47,800 shares of common stock issued and outstanding on December 31, 2004 and 150,000 shares of common stock acquirable upon the exercise of options at $0.70 per share until May 1, 2007, of which 50,000 shares become vested and may be exercised as of February 1, 2005, another 50,000 shares become vested on February 1, 2006 and the remaining 50,000 shares become vested on February 1, 2007. Mr. Norman was appointed as Chief Executive Officer effective as of February 7, 2005.

     (8) Daniel M. Solberg is our Chief Financial Officer. Includes 25,000 shares of common stock acquirable upon the exercise of options at $0.70 per share until August 31, 2005.

     (9) Gary I. Harris is our National Sales Manager. Includes 53,077 shares of common stock issued and outstanding at December 31, 2004, and 30,000 shares of common stock acquirable upon the exercise of options at $0.70 per share until February 28, 2006.

     We have no actual knowledge of any arrangements, including any pledge by any person of securities of the Neptune Society, the operation of which may at a subsequent date result in a change in our control. However, on February 17, 2005, the BG Capital Group filed an amended Schedule 13G with the Securities and Exchange Commission reporting that it beneficially owned 5,360,589 shares of our common stock or approximately 82.14% of our issued and outstanding voting stock based on the number of shares of Common Stock (6,525,820 shares) we reported as outstanding on November 12, 2004 in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 less 538,817 shares of our common stock that were repurchased and cancelled in connection with a Separation and Release Agreement dated February 2, 2005. According to information disclosed in the amended Schedule 13G submitted by the BG Capital Group, the BG Capital Group is considering whether to make a proposal to acquire substantially all of our assets. The BG Capital Group further disclosed that the terms of such proposal have not been determined and are dependent on various factors, including income taxes, which have not yet been fully analyzed, and that it currently does not intend to cause us to be liquidated following such transaction, if such transaction is consummated.

     Except as otherwise disclosed above, we are not, to the best of our knowledge, directly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

     The  following  table  sets  forth   information   related  to  our  equity
compensation plans as of December 31, 2004.

-------------------------- ------------------------ ----------------------- -------------------------------------
Plan Category              Number of securities     Weighted average        Number of securities remaining
                           to be issued upon        exercise price of       available for future issuance under
                           exercise of              outstanding options,    equity compensation plans
                           outstanding options,     warrants and rights     (excluding securities reflected in
                           warrants and rights                              column (a))
                           (a)                      (b)                     (c)
-------------------------- ------------------------ ----------------------- -------------------------------------
Equity Compensation                  Nil                     Nil                          899,375
Plans approved by
Security Holders (1)
-------------------------- ------------------------ ----------------------- -------------------------------------
Equity Compensation                405,000                  $0.68                          56,365
Plans not approved by
Security Holders (2)
-------------------------- ------------------------ ----------------------- -------------------------------------
Total                              405,000                  $0.68                         955,739
-------------------------- ------------------------ ----------------------- -------------------------------------

(1) Stock Options approving the issuance by our shareholders under our 1999 stock option plan and 2002 stock option plan.

(2) Stock Options issued under employment agreements. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the transactions described below, none of our directors, named executive officers or principal shareholders, nor any associate or affiliate of the foregoing have any interest, direct or indirect, in any transaction, during the year ended December 31, 2003 and through December 1, 2004, or in any proposed transaction which has materially affected or will materially affect us.

CapEx L.P. and Bow River Entities.
----------------------------------

     Effective December 31, 2001, we amended the terms of our convertible debentures dated December 24, 1999, due February 24, 2005, in the initial principal amounts of $3,000,000 issued to CapEx, L.P., a Delaware limited partnership, and $2,000,000 issued to D.H. Blair Investment Banking Corp., a New York corporation and warrants issued to CapEx, exercisable to purchase 30,000 shares of common stock and warrants issued to D.H. Blair exercisable to purchase 20,000 shares of common stock. The convertible debentures contained a "full ratchet" anti-dilution provision that reset the conversion price of the convertible debenture in the event we issued equity securities at a price lower than the effective conversion price of the convertible debenture. The convertible debentures also contained certain debt coverage ratios (requiring us to maintain certain levels of cash flow in excess of debt obligations), which were in material default and constituted events of default under the terms of the convertible debentures. We determined that it was in our best interest to amend the convertible debentures to delete the "full ratchet" anti-dilution provision to provide us with flexibility in future equity financings and to adjust the debt coverage ratios to achievable levels. We also granted CapEx and D.H. Blair preemptive rights to participate in future offerings. We issued 101,250 shares to Capex and 67,500 shares to D.H. Blair as restructuring fees in connection with this amendment.

     In April, 2002, we issued 64,449 shares of common stock to CapEx and 42,992 shares of common stock to D.H. Blair at $1.08 per share in connection with their exercise of preemptive rights in connection with our private placement of common stock. In addition, we issued 13.75% convertible debentures in the principal amount of $42,992 to CapEx and $28,661 to D.H. Blair in connection with their exercise of preemptive rights in connection with our private placement of convertible debentures. The convertible debentures are convertible into common stock at $1.20 per share. We granted registration rights with respect to the shares issued to CapEx and D.H. Blair and the shares issuable upon conversion of the convertible debenture.

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

     On February 17, 2005, the BG Capital Group filed an amended Schedule 13G with the Securities and Exchange Commission reporting that it acquired 751,120 shares of our Common Stock from CapEx, LP for an aggregate price of $2,215,414.49 and 238,615 shares of our Common Stock from the Bow River Entities for an aggregate price of $703,790.51.

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

     On February 2, 2005, we entered into a separation and release agreement effective as of February 2, 2005, with Marco Markin, Karla Markin and 570421 B.C. Ltd., a British Columbia corporation ("B.C. Limited"). Under the terms of the Separation Agreement, Neptune Society agreed to purchase the following securities beneficially owned by each of Markin, Karla Markin and B.C. Limited:
Markin and Karla Markin beneficially own 231,125 common shares of The Neptune Society Inc.; Markin holds options exercisable to acquire an additional 150,000 shares of common stock of The Neptune Society Inc. at $0.65 per share; and B.C. Limited, a British Columbia corporation, owns 307,692 shares of common stock of The Neptune Society Inc. and warrants exercisable to acquire an additional 307,692 shares of common stock of The Neptune Society Inc. at $0.79 per share.

B G Group, Ltd and Brooklyn Holdings, LLC
-----------------------------------------

     During the second quarter of 2004, we completed a $6,000,000 11% debenture financing for purposes of restructuring our long-term debt obligations and reducing our interest expense. Approximately $5,600,000 of the proceeds were used to pay off the outstanding principal and interest under our 13% Debentures and the remainder of the proceeds were used to increase working capital. Under the terms of the 11% debentures, we are required to make monthly interest payments on the principal and the principal amount is due on June 18, 2014. We have the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at any time during the term at the conversion price of $1.65 per share. The holder has the right to convert all or a portion of the principal amount due under the convertible debenture into shares of common stock at the conversion price of $1.65 per share at any time after June 18, 2009, subject to our right to repay, in full or in part, the convertible debenture within 30 days of receiving written notice of a conversion. We granted a security interest in our assets to secure our obligations under the debenture. We believe that the restructuring will improve our cash flow and allow us to implement our expansion strategies.

     On February 2, 2005, the Company entered into a Loan Agreement with Brooklyn Holdings LLC related to a loan in the principal amount of $3 million. The principal amount of the note is due on February 2, 2010. Neptune Society has agreed to pay simple interest on the principal amount at the rate of 13.5% per annum without penalty of pre-payment. The Company also agreed to pay a loan fee equal to 3.5% per annum calculated as simple interest on the unpaid balance of the Principal amount. We granted a security interest in our assets to secure our obligations under this debenture. The proceeds of the Loan were used for general working capital and to make payments under the Separation Agreement (see Item
10. Executive Compensation, Marco Markin Agreement). We reported this transaction on Form 8-K filed with the Securities and Exchange Commission on February 8, 2005.

Transactions with Named Executive Officers and Directors

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

     On February 1, 2004, we issued 40,000 shares of common stock at $0.70 per share to Jerry Norman as a signing bonus related to his employment contract as President.

     On May 14, 2004, we issued 30,000 shares of common stock at $0.70 per share to Matthew Hoogendoorn upon exercise of stock options previously granted.

     On September 30, 2004 we issued 50,000 shares of common stock at $0.70 per share to Douglas Irving upon exercise of stock options previously granted.

     On February 2, 2005, the Company entered into a separation and release agreement effective February 2, 2005 with Mr. Markin. Under the terms of the Separation Agreement, the parties agreed as follows:

     Termination of Employment Agreement: Neptune Society and Markin agreed to terminate and release each other from all claims under the Amended and Restated Employment Agreement dated March 12, 2004 between Neptune Society and Markin (the "Employment Agreement"). Markin remains subject to certain confidentiality and non-competition provisions under the Employment Agreement. Neptune Society remains subject to certain indemnification obligations under the Employment Agreement. The termination of the Employment Agreement terminates Neptune Society's obligation (i) to pay Markin minimum annual compensation of $406,000 per year, increasing annually, plus certain benefits through the term ending December 31, 2007, with three automatic one-year extensions, and (ii) to purchase securities held by Markin, Karla Markin or her assignee, and B.C. Limited for compensation based on 13% of the appraised value of Neptune Society, in the event the Employment Agreement was terminated under certain circumstances. Markin resigned as Chief Executive Officer and Chairman of Neptune Society effective February 2, 2005 (the "Separation Date"), and agreed to serve as a consultant to the Neptune Society during a six month transition period (the "Transition Period"). During the Transition Period, Markin will be entitled to compensation and benefits, with the exception of the right to participate in any stock option plan or securities purchase plan, at the level paid to Markin immediately prior to the Separation Date. Markin shall devote no more than 50% of the time that Markin devoted to his duties immediately prior to the Separation Date, and Markin may pursue and engage in other business interests and employment during the Transition Period. Markin agreed to resign as a member of the Board of Directors of the Neptune Society and each of the Neptune Subsidiaries effective upon termination of the Transition Period. Neptune Society agrees to pay Markin a lump sum payment of $221,049 as the sole consideration for Markin's agreement to terminate the Employment Agreement and for his general release of claims.

     Purchase of Securities: Neptune Society agreed to purchase the following securities of Neptune Society beneficially owned by each of Markin, Karla Markin and B.C. Limited: Markin and Karla Markin beneficially own 231,125 common shares of the Neptune Society Inc.; Markin holds options exercisable to acquire an additional 150,000 shares of common stock of the Neptune
     Society Inc. at $0.65 per share; and B.C. Limited, a British Columbia corporation, owns 307,692 shares of common stock of the Neptune Society Inc. and warrants exercisable to acquire an additional 307,692 shares of common stock of the Neptune Society Inc. at $0.79 per share (collectively, the Purchased Securities"). The parties agreed that (a) Neptune Society would purchase the Purchased Securities, and (b) the parties would mutually release each other from any and all claims arising out of or in connection with the Purchased Securities. Neptune Society paid (i) Markin a total of $675,750 for shares and options delivered on the Separation Date, (ii) Karla Markin a total of $323,250 for shares delivered on the Separation Date, and (iii) B.C. Limited a total of $1,603,076 for shares and warrants delivered on the Separation Date. Neptune also agreed to pay Markin $46,875 upon the delivery of one or more share certificates evidencing 15,625 shares within ten (10) business days of the Separation Date. Each of Markin, Karla Markin and B.C. Limited provided to Neptune Society general releases from claims related to the Purchased Securities. Markin also provided to Neptune Society and the Neptune Subsidiaries general releases from claims related to the Employment Agreement.

We reported the material details of this transaction on Form 8-K filed with the Securities and Exchange Commission on February 8, 2005.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
Number      Description
------      -----------

    3.1(1) Articles of Incorporation of L R Associates, Inc., filed January 4, 1985
    3.2(1) Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998
    3.3(1) Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999
    3.4(1) Articles of Amendment of The Neptune Society, Inc. filed May 9, 2000, effecting a combination of the Corporation's shares of common stock
    3.5(1) Articles of Amendment of The Neptune Society, Inc. effective as of March 22, 2002, related to a combination of the Corporation's shares of common stock
    3.6(6)  Articles of Amendment of The Neptune Society, Inc.
    3.7(1)  Bylaws of Neptune Society (previously filed as Exhibit 3.6)
   10.1(2) Employment Agreement by and between the Company and Marco Markin (previously filed as Exhibit 10.28)
   10.2(2) Loan Agreement dated August 8, 2001 with Green Leaf Investors I, LLC, a California limited liability company (previously filed as
            Exhibit 10.32)
   10.3(2) Warrant issued to Green Leaf (previously filed as Exhibit 10.33) 10.4(2) Guaranty issued to Green Leaf (previously filed as Exhibit 10.34) 10.5(3) Convertible Debenture in the principal amount of $75,000, due July
            31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company. (previously filed as Exhibit 10.40)
   10.6(3) Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation. (previously filed as Exhibit 10.41)
   10.7(3) Form of CapEx, L.P. Debenture Amendment (previously filed as Exhibit 10.42)
   10.8(3) Form of D.H. Blair Investment Banking Corp. Debenture Amendment (previously filed as Exhibit 10.43)
   10.9(3) Form of Warrant Amendment (previously filed as Exhibit 10.44) 10.10(4) Employment Agreement by and between the Company and Douglas Irving
            (previously filed as Exhibit 10.46)
   10.11(4) Employment Agreement by and between the Company and Doug Irving
            (previously filed as Exhibit 10.47)
   10.12(4) Employment Agreement by and between the Company and Barry Maynes
            (previously filed as Exhibit 10.48)
   10.13(4) Employment Agreement by and between the Company and Gary Harris
            (previously filed as Exhibit 10.49)
   10.14(4) Amendment to Employment Agreement by and between the Company and
            Marco Markin (previously filed as Exhibit 10.52)
   10.15(5) Debenture Purchase and Amendment Agreement effective as of July 31,
            2003 by and between The Neptune Society, Inc., CapEx, L.P. and D.H. Blair Investment Banking Corp.
            (previously filed as Exhibit 10.53)
   10.16(5) Form of Amended and Restated Debenture dated July 31, 2003 issued to
            CapEx, L.P. in the principal amount of $5,029,344 (previously filed as Exhibit 10.54)
   10.17(5) Form of Amended and Restated Debenture dated July 31, 2003 issued to
            D.H. Blair Investment Banking Corp. in the principal amount of $2,352,896 (previously filed as Exhibit 10.55)
   10.18(5) Form of Warrant issued to CapEx, L.P. (previously filed as Exhibit
            10.56)
   10.19(5) Form of Warrant issued to D.H. Blair Investment Banking Corp.
            (previously filed as Exhibit 10.57)
   10.20(5) Form of Security Agreement (previously filed as Exhibit 10.58) 10.21(6) Amended and Restated Employment Agreement by and between the Company and Marco Markin dated March 12, 2004 (previously filed as Exhibit 10.59)
   10.22(7) Employment Agreement by and between the Company and Jerry A. Norman
            (previously filed as Exhibit 10.60)
   10.23(7) Amendment Agreement by and between The Neptune Society, Inc., CapEx,
            L.P., Bow River Capital Fund, LP and Bow River Capital Fund II, LP dated February 18, 2004 (previously filed as Exhibit 10.61)
   10.24(7) Asset Sale Agreement between Neptune Management Corporation and
            Brooks Funeral Care and Robert Brooks dated April 2, 2004 (previously filed as Exhibit 10.62)
   10.25(8) Debenture Purchase Agreement dated June 18, 2004 between The Neptune
            Society Inc. and Brooklyn Holdings LLC (previously filed as Exhibit 10.63)
   10.26(8) $6,000,000 11% Convertible Debenture, Due June 18, 2014 (previously filed as Exhibit 10.64)
   10.27(8) Form of Security Agreement between Brooklyn Holdings LLC and
            Heritage Alternatives, Inc. (previously filed as
            Exhibit 10.65)
   10.28(8) Form of Security Agreement between Brooklyn Holdings LLC and Neptune
            Management Corp. (previously filed as Exhibit 10.66)
   10.29(8) Form of Security Agreement between Brooklyn Holdings LLC and The
            Neptune Society Inc. (previously filed as Exhibit 10.67)
   10.30(8) Form of Security Agreement between Brooklyn Holdings LLC and Trident
            Society, Inc. (previously filed as Exhibit 10.68)
   10.31(8) Form of Security Agreement between Brooklyn Holdings LLC and Neptune
            Society of America, Inc. (previously filed as Exhibit 10.69) 10.32(8) Form of Guarantee Agreement between Brooklyn Holdings LLC and
            Heritage Alternatives, Inc. (previously filed as
            Exhibit 10.70)
   10.33(8) Form of Guarantee Agreement between Brooklyn Holdings LLC and
            Neptune Management Corp. (previously filed as Exhibit 10.71) 10.34(8) Form of Guarantee Agreement between Brooklyn Holdings LLC and
            Trident Society, Inc. (previously filed as Exhibit 10.72)
   10.35(8) Form of Guarantee Agreement between Brooklyn Holdings LLC and
            Neptune Society of America, Inc. (previously filed as Exhibit 10.73) 10.36(9) Separation and Release Agreement (previously filed as Exhibit 10.1) 10.37(9) Loan Agreement between The Neptune Society, Inc. and Brooklyn
            Holdings, LLC (previously filed as Exhibit 10.2)
   10.38(9) $3 million Secured Promissory Note (previously filed as Exhibit
            10.3)
   10.39(9) Security Agreement between The Neptune Society, Inc. and Brooklyn
            Holdings, LLC (previously filed as Exhibit 10.4)
   10.40(9) Security Agreement between Neptune Society of America, Inc. and
            Brooklyn Holdings, LLC (previously filed as Exhibit
            10.5)
   10.41(9) Security Agreement between Neptune Management Corp. and Brooklyn
            Holdings, LLC (previously filed as Exhibit 10.6)
   10.42(9) Security Agreement between Heritage Alternatives, Inc. and Brooklyn
            Holdings, LLC (previously filed as Exhibit 10.7)
   10.43(9) Security Agreement between Trident Society, Inc. and Brooklyn
            Holdings, LLC (previously filed as Exhibit 10.8)
   10.44(9) Guarantee between Neptune Society of America, Inc. and Brooklyn
            Holdings, LLC (previously filed as Exhibit 10.9)
   10.45(9) Guarantee between Neptune Management Corp. and Brooklyn Holdings,
            LLC (previously filed as Exhibit 10.10)
   10.46(9) Guarantee between Heritage Alternatives, Inc. and Brooklyn Holdings,
            LLC (previously filed as Exhibit 10.11)
   10.47(9) Guarantee between Trident Society, Inc. and Brooklyn Holdings, LLC
            (previously filed as Exhibit 10.12)
   10.48(9) Amendment #1 to Employment Agreement by and between The Neptune
            Society, Inc. and Jerry Norman dated February 7, 2005 (previously filed as Exhibit 10.13)
   10.49    Form of Stock Option Plan
   10.50    Employment Agreement by and between the Company and Daniel
            M. Solberg
   10.51    Employment Agreement by and between the Company and James
            Ford
   31.1     Section 302 Certificates of Chief Executive Officer
   31.2     Section 302 Certificates of Chief Financial Officer
   32.1     Section 906 Certificates of Chief Executive Officer
   32.2     Section 906 Certificates of Chief Financial Officer

-----------------

(1)  Previously filed on February 12, 2001.
(2)  Previously  filed as an exhibit to Form 10-Q (for the Period ended June 30,
     2001) on August 14, 2001.
(3) Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(4) Previously filed on Form 10-K (for the period ended December 31, 2002) on May 1, 2003.
(5) Previously filed on Form 10-QSB (for the period ended June 30, 2003) on August 19, 2003.
(6) Previously filed on Form 10-KSB (for the period ended December 31, 2003) on March 30, 2004.
(7) Previously filed on Form 10-QSB (for the period ended March 31, 2004) on May 21, 2004.
(8) Previously filed on Form 10-QSB (for the period ended June 30, 2004) on August 13, 2004.
(9)  Previously filed on Form 8-K on February 8, 2005

Current Reports on Form 8-K

During the quarter ended December 31, 2004, we did not file any current reports on Form 8-K. Subsequent to December 31, 2004, we filed reports on Form 8-K with the SEC on February 8, 2005, February 22, 2005 and March 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were $75,000 and $78,000 respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2004 and 2003 were $20,000 and $25,000 respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2004 and 2003 were $906 and $38 respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2004 and 2003 were $Nil and $Nil, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of The Neptune Society, Inc. in the capacities and on the dates indicated.


Signature                   Title                                    Date


                            Chief Executive Officer
/s/ Jerry A. Norman         (principal executive officer)        March 31, 2005
-----------------------
Jerry A. Norman

                             Chief Financial Officer, Secretary
/s/ Daniel M. Solberg        and Treasurer (Acting Chief         March 31, 2005
------------------------     Financial Officer)
Daniel M. Solberg


/s/ Brent Lokash             Director and Chairman of the
------------------------     Board                               March 31, 2005
Brent Lokash


/s/ Marco Markin             Director                            March 31, 2005
------------------------
Marco Markin


/s/ Cameron Strang           Director                            March 31, 2005
-------------------------
Cameron Strang