Form 10QSB
period 2005-03-31
NEPTUNE SOCIETY INC/FL
filed 2005-05-16
CIK 1098532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: May 6, 2005: 6,540,106 shares of common stock

Transitional Small Business Disclosure Format (Check One): Yes   [  ]        No    [X]

THE NEPTUNE SOCIETY, INC
FORM 10 – QSB
March 31, 2005

TABLE OF CONTENTS

–i–

FORWARD-LOOKING STATEMENTS

        We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved identify “forward-looking” statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to:

•	our ability to manage an increasing number of sales offices and crematories,

•	our ability to retain key management personnel and to continue to attract and retain skilled crematory management personnel,

•	the effect of state and federal regulations on the death care and pre-need cremation service industry,

•	changes in the death rate or deceleration of the trend towards cremation,

•	availability and cost of capital to finance our growth and meet our capital requirements,

•	risk related to a control position held by a single shareholder of our stock and such shareholder’s notice related to taking us private through a short form merger,

•	our ability to satisfy our debt obligations as they become due, and

•	general economic conditions that affect the death care and pre-need cremation service industry.

        Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

        Our management has included projections and estimates in this report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available.

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

_________________

“The Neptune Society,” “Neptune Society” and “Trident Society” are registered trademarks of The Neptune Society, Inc. in the United States.

Item 1.	Financial Statements

Consolidated Balance Sheets March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2005 and 2004

Consolidated Statement of Stockholders' Equity Three Months Ended March 31, 2005

Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements (Unaudited)

THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,533,680	$ 3,422,310
Accounts receivable, net of allowance of $250,000	3,171,028	2,458,646
Prepaid expenses and other current assets	121,009	105,323

Total current assets	6,825,717	5,986,279

Accounts receivable, net - non current	416,509	357,339
Property and equipment, net	346,677	318,051
Names and reputations	23,728,178	23,692,795
Deferred financing costs	313,068	284,514
Deferred charges and other assets	6,402,892	6,165,787

Total assets	$ 38,033,041	$ 36,804,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,826,213	$ 2,486,389
Income tax payable	98,330	85,000
Current portion of deferred sales tax payable	56,385	56,385
Current portion of long-term debt	120,000	120,000

Total current liabilities	3,100,928	2,747,774

Notes payable	9,240,000	6,270,000
Deferred sales tax	618,921	621,158
Deferred pre-need revenues	18,652,713	18,301,594

Total liabilities	31,612,562	27,940,526

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $.001 par value, 75,000,000 shares authorized,
7,078,923 and 7,064,637 shares issued and
6,540,106 and 7,064,637 shares outstanding
at March 31, 2005 and December 31, 2004, respectively	7,079	7,065
Additional paid-in capital	33,759,849	33,742,952
Accumulated deficit	(24,697,498)	(24,885,778)

Subtotal	9,069,430	8,864,239
Less: Treasury stock	(2,648,951)	--

Total stockholders' equity	6,420,479	8,864,239

Total liabilities and stockholders' equity	$ 38,033,041	$ 36,804,765

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	PERIOD ENDED
	March 31, 2005	March 31, 2004

	(Unaudited)	(Unaudited)
Revenue
Services and merchandise	$6,637,347	$5,234,021
Management and finance fees	287,095	165,094

Total revenue	6,924,442	5,399,115

Costs and expenses	1,332,733	1,028,325

Gross profit	5,591,709	4,370,790

Sales commissions and obtaining costs	2,403,278	1,776,127

Operating Expenses

Salaries and payroll costs	1,306,425	1,203,068
Compensation - stock based	--	28,000
Premises rent and utilities	282,429	236,257
Insurance	157,800	95,096
Communications	136,948	101,017
Other operating services and supplies	510,685	387,735
Amortization and depreciation	39,174	51,152
Professional fees	118,078	74,820

Total operating expenses	2,551,539	2,177,145

Operating profit	636,892	417,518

Other income (expense)
Loss on assets held for disposal	--	(593,155)
Insurance marketing allowances	--	1,901,107
Trust placement fees	--	140,182
Separation agreement expense	(221,061)
Net investment income	50,308	--
Interest and finance expense	(264,529)	(302,370)

Net income before income tax	201,610	1,563,282

Income tax expense-current
Income tax expense	13,330	60,000

Net income for the period	$188,280	$1,503,282

Net income per share (basic)	$0.03	$0.26

Net income per share (diluted)	$0.03	$0.25

Weighted average numbers of shares outstanding (basic)	6,719,712	5,796,001

Weighted average numbers of shares outstanding (diluted)	6,923,538	5,986,764

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock

	Shares	Amount	Additional Paid-In Capital	Treasury	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 200	7,064,637	7,065	33,742,952	--	(24,885,778)	8,864,239

Net Income					188,280	188,280
Shares issued for:
Cash	14,286	14	11,272			11,286
Compensation related to
stock options			5,625			5,625
Shares, warrants and option
acquired for Separation
agreement	(538,817)			(2,648,951)		(2,648,951)

Balance at March 31, 2005	6,540,106	$7,079	$33,759,849	$(2,648,951)	$(24,697,498)	$ 6,420,479

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	PERIOD ENDED
	March 31, 2005	March 31, 2004

	(Unaudited)	(Unaudited)
Cash flows provided by (used in)

Operating Activities
Net income for the period	$188,280	$1,503,282
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	39,174	51,152
Accretion of discount on notes payable	--	31,090
Non-cash interest and amortization of deferred
finance costs	15,683	53,481
Loss on assets held for disposal	--	593,155
Stock compensation	5,625	32,750
Deferred sales tax	(2,237)	692,313
Changes in operating assets and liabilities:
Accounts receivable	(771,552)	(66,413)
Prepaid expenses and other current assets	(15,686)	(1,583)
Income tax payable	13,330	60,000
Deferred charges and other assets	(237,105)	58,291
Accounts payable and accrued liabilities	339,824	185,461
Deferred pre-need revenues	351,119	(102,097)

Net cash provided by (used in) operating activities	(73,545)	3,090,882

Investing activities
Purchase of names and reputations	(35,383)	--
Purchase of property and equipment	(67,800)	(32,038)

Net cash used in investing activities	(103,183)	(32,038)

Financing activities
Proceeds of common stock issued	11,286	18,452
Purchase of treasury shares	(2,648,951)	--
Payments on notes payable	(30,000)	(1,398,072)
Proceeds from issuance of debt, net	2,955,763	--

Net cash provided by (used in) financing activities	288,098	(1,379,620)

Increase in cash during the period	111,370	1,679,224

Cash, beginning of period	3,422,310	537,997

Cash, end of period	$3,533,680	$2,217,221

The accompanying notes form an integral part of these consolidated financial statements.

	PERIOD ENDED
	March 31, 2005	March 31, 2004

	(Unaudited)	(Unaudited)
Supplemental disclosure of cash flow information

Cash paid during the period for interest	213,175	248,889

Supplemental disclosure of non-cash investing and financing activities

Stock issued on conversion of debentures	--	1,071,653
Stock issued for compensation	--	28,000

The accompanying notes form an integral part of these consolidated financial statements.

NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Operations

Basis of Presentation

These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10 – QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. Certain amounts have been reclassified in order to be comparable with 2005 financial statement presentation.

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Stock Based Compensation

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

Expected life -- 3 Years Risk - free interest rate -- 1.5% Dividend yield -- -0- Volatility -- 21%

This option valuation model requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purpose of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The company’s pro forma information is as follows:

	2005	2004

Net income as reported	$ 188,280	$ 1,503,282

Compensation recognized under APB 25	--	--

Approximate compensation expense under SFAS 123	(9,000)	(11,000)

Pro forma net income	$ 179,280	$ 1,492,282

(2)	13.5% Secured Promissory Note Payable

The Company entered into an Agreement dated February 2, 2005 pursuant to which it issued Brooklyn Holdings LLC a $3,000,000 13.5% secured promissory note, due February 2, 2010. The Note provides for monthly interest only payments through February 2, 2010 and the full payment of the $3,000,000 principal due on February 2, 2010. In addition, an annual loan fee of 3.5% on the unpaid principal balance is payable in arrears upon the payment in full of the principal amount.

Under the terms of the Agreement, the Company is restricted from entering into any encumbrances in excess of $100,000 or purchase money mortgages in excess of $500,000. In addition, the lender has a first priority lien on all assets of the Company.

The Company used the proceeds to make payments under its Separation and Release Agreement with its Chief Executive Officer, primarily through the purchase of treasury shares of stock.

(3)	Capital Stock Transactions

14,286 shares were issued for proceeds of $11,286 or $.79 per share upon the exercise of outstanding warrants.

538,817 shares were repurchased for $1,616,451 or $3.00 per share under the terms of the Company’s Separation and Release Agreement with its Chief Executive Officer.

Warrants exercisable to purchase 307,692 shares of common stock at $ .79 per share were repurchased for $680,000 or $2.21 per share ($3.00 less the exercise price of $ .79) under the terms of the Company’s Separation and Release Agreement with its Chief Executive Officer.

Options exercisable to purchase 150,000 shares of common stock at $ .65 per share were repurchased for $352,500 or $2.35 per share ($3.00 less the exercise price of $ .65) under the terms of the Company’s Separation and Release Agreement with its Chief Executive Officer.

(4)	New Employment Agreements and Commitments

On February 7, 2005 the Company and its President and Chief Marketing Officer (“President”) entered into an amended employment agreement whereby the President agreed to serve as President and Chief Executive Officer. This agreement was further amended effective February 8, 2005 to provide for an annual salary of $222,000 and executive benefits including health insurance and $48,000 annual housing allowance. The agreement also provides an annual bonus of up to a maximum of 100% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the President a one-

time bonus equal to 1.5% of the increased value as defined in the agreement, due within ninety days of the termination date. The agreement continues until February 7, 2008 unless terminated by the President or the Company in accordance with the agreement.

Effective March 1, 2005 the Company and its Chief Financial Officer (CFO) entered into an amended employment agreement providing for an annual salary of $200,000 and executive benefits including health insurance and $12,000 annual housing allowance. The agreement also provides an annual bonus of up to a maximum of 100% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the CFO a one-time bonus equal to 1.5% of the increased value as defined in the agreement, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the CFO or the Company in accordance with the agreement.

Effective March 1, 2005 the Company and its Vice President of Operations (VPO) entered into an agreement superseding the previous employment agreement dated September 1, 2004 and amended February 7, 2005, whereby the VPO agreed to serve as Chief Operating Officer. This agreement provides for an annual salary of $170,000 during the first year of the agreement, $176,800 during the second year, and $183,872 during the third year of the agreement. The agreement also provides an annual bonus of up to a maximum of 60% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the VPO a one-time bonus equal to .75% of the increased value as defined in the agreement, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the VPO or the Company in accordance with the agreement.

Effective March 1, 2005 the Company entered into an employment agreement with its National Sales Manager (NSM) providing for an annual salary of $75,000 and additional bonus of $10 for each pre-need contract sold. The NSM will also be provided with a vehicle paid for and insured by the Company at a lease rate up to $1,000 per month. The agreement also provides an annual bonus of up to a maximum of 10% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the NSM a one-time bonus equal to .75% of the increased value as defined in the agreement, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the NSM or the Company in accordance with the agreement.

(5)	Separation and Release Agreement

On February 2, 2005 the Company entered into a separation and release agreement with its Chief Executive Officer (“CEO”). Under the terms of the agreement, the CEO received a lump sum payment of $221,061 as sole consideration for termination of the Employment Agreement and for general release of claims. During a six month transition period, the CEO will serve as a consultant to the Company and will be entitled to compensation and benefits at the level paid immediately prior to the separation date, with the exception of the right to participate in any stock option or securities purchase plan.

In addition, under the terms of the agreement, 538,817 shares of common stock, stock options for 150,000 shares at an exercise price of $0.65 per share, and warrants for 307,692 shares at an exercise price of $0.79 per share that were beneficially owned by the CEO and related parties were purchased from the various parties at a fair market value of $3.00 per share for net proceeds of $2,649,000. No gain or loss was recognized on this transaction.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We, The Neptune Society, Inc., are the holding company for the Neptune Society of America, Inc., a California corporation. Neptune Society of America, Inc. is the holding company for Neptune Management Corp., Heritage Alternatives, Inc. and Trident Society, Inc., which are engaged in marketing and administering Pre-Need and At-Need cremation services in Arizona, California, Colorado, Florida, Illinois, Missouri, Nevada, New York, Oregon, Texas and Washington. We also operate crematories and licensed holding facilities in California and Washington. We provide cremation services in the areas in which we own crematories. We use the services of licensed third-party crematories and holding facilities in locations in which we do not own facilities.

        Our service programs include:

•	Pre-need programs that allow our clients to pre-plan and pre-pay for cremation services; and

•	At-need programs in which we arrange cremation services at the time of need.

        We compete in the cremation services sector of the death care service industry. Our primary business focus is on marketing our pre-need cremation services using an integrated promotion and professional sales strategy. We operate our locations under branded names, “The Neptune Society,” “The Trident Society,” “Neptune Cremation Services,” and “Neptune Society, A For Profit Corporation,” and offer only services and products related to cremation services. We do not offer traditional funeral services and we do not own or operate cemeteries. We do not intend to evolve into a traditional funeral services company and do not intend to compete directly with the larger competitors that provide traditional funeral and burial services.

Results of Operations

Three months ended March 31, 2005 (unaudited) compared with the three months ended March 31, 2004 (unaudited)

The following discussion compares our results of operations for the three months ended March 31, 2005 (Q1-2005) to our results of operations for the three months ended March 31, 2004 (Q1-2004)

Revenues

        Total revenue was $6,924,000 for the first quarter of 2005, up 28% from the $5,399,000 reported in the first quarter of 2004.

        Revenue from the sale of pre-need contracts led the way, increasing by 32% from $3,587,000 in the first quarter of 2004 to $4,726,000 in the first quarter of 2005. Pre-need sales volume was up 41% for the period, increasing from 3,547 units sold to 5,018 units sold. The average revenue per unit declined by 7%, largely as a result of a shift in volume by region. The impact of this shift should moderate over the remainder of the calendar year.

        Revenue from cremation services was up by 16%, from $1,647,000 in the first quarter of 2004 to $1,911,000 in the first quarter of 2005. This increase was fueled primarily by higher case volume which was up 10% from the prior year. Revenue per case was also up by 6%, mostly as a result of increases in cases arranged at the time of need.

        Management and finance fee income was $287,000 in the first quarter of 2005, up from $165,000 in the first quarter of 2004. Finance fees are up as a result of increased pre-need volume and management fees reflect recurring marketing allowances on group life insurance in our California pre-need trusts.

Costs and Expenses

        The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in direct costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold including the cost of travel premiums. Total direct costs and expenses were up by $305,000, to $1,333,000 for the quarter ended March 31, 2005.

        Direct costs associated with pre-need sales increased from $203,000 for the first three months of 2004 to $256,000 for the first three months of 2005. This increase is consistent with the increased volume in pre-need contracts sold.

        Direct costs associated with at-need and fulfillment cremation services were up $252,000, from $825,000 in the first three months of 2004 to $1,077,000 in the first three months of 2005. This increase is partially explained by increased case volume. Direct costs vary by geographic location. The costs associated with the first quarter of 2004 were unusually low and the costs associated with the first quarter of 2005 are more consistent with our normal experience.

Sales Commissions and Obtaining Costs

        Sales commissions and obtaining costs represent the cost of acquiring our pre-need contracts and the costs associated with marketing our at-need services. These costs include sales commissions and advertising costs. Overall, selling and obtaining costs increased by $627,000 from $1,776,000 for the period ended March 31, 2004 to $2,403,000 for the period ended March 31, 2005. This 35% increase is entirely consistent with the 41% increase in pre-need sales volume.

Operating Expenses

        Total operating expenses increased by $374,000 to $2,551,000 for the first three months of 2005. The net increase of 17% from the same period in 2004 was the result of our continued growth initiatives including the opening of three new locations during the first quarter of 2005.

        Operating expenses as a percentage of total revenue decreased from 40% in the first quarter of 2004 to 37% in the first quarter of 2005.

Operating Profit

        Operating profit was $637,000 for the first quarter of 2005, up 52% from $418,000 for the first quarter of 2004. The increase in profit is attributed to the increase in pre-need contract volume and case volume associated with at-need and fulfillments.

Other revenue and expenses

        The company incurred a net expense of $435,000 in other income and expense for the first three months of 2005 compared with net other income of $1,146,000 in the first three months of 2004. The first quarter of 2005 includes $221,000 associated with the buy-out of the management contract for the Company’s former CEO. First quarter of 2004 included a loss of $593,000 associated with the sale of our Iowa operations and income of $2,041,000 in non-recurring marketing allowances and trust placement fees associated with the trust conversions executed during the quarter.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $3,534,000 at March 31, 2005, up from $3,422,000 at December 31, 2004, an increase of $112,000.

        We used $74,000 in net cash in operating activities. This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements, and in particular the Consolidated Statements of Cash Flows. The section titled Cash Flows Provided By (Used For) Operating Activities for the three months ended March 31, 2005 reconciles the net income of approximately $188,000 for the three months ended March 31, 2005 to the net cash used in operating activities for the same period of $74,000.

        Another $103,000 was used in investing activities. We purchased property and equipment and names and reputations. This compares to $32,000 in acquisition expenditures for the first three months of 2004.

        $288,000 was provided from financing activities. In the first quarter of 2005, we entered into an agreement providing $3,000,000 under the terms of a 13.5% secured promissory note dated February 2, 2005. The proceeds of the note were used for general working capital and to make payments under the Separation and Release Agreement with the Company’s former CEO. This included the purchase of treasury shares for $2,649,000 or $3.00 per share and payments of $221,000 made under the terms of the agreement.

        At March 31, 2005 we had current assets of approximately $6,826,000 offset by current liabilities of $3,101,000, for net working capital of approximately $3,725,000.

Long-term Obligations

        At March 31, 2005 our material long-term debt consisted of the following:

•	13.5% Secured Promissory Note with a single scheduled principal repayment of $3,000,000 on February 2, 2010 and annual loan fee of 3.5% payable upon the payment in full of the principal amount,

•	11% Convertible Debentures with a single scheduled principal repayment of $6,000,000 on June 18, 2014, and

•	Employee settlement note with scheduled payments of $240,000 in the period April 1, 2006 to March 31, 2008.

        Payments required under our long-term debt obligations are approximately $120,000 during the next twelve months. We are also required to make interest payments under these long term obligations of approximately $89,000 per month during the next twelve months. We believe that we will have sufficient cash flow from operations to satisfy our cash requirements for the next twelve months and for the foreseeable future.

        We intend to finance any acquisitions or start-ups in 2005 from operational cash flow, or a combination of operational cash flow, cash on hand and vendor financing. During 2005, we have opened two locations expanding our Trident brand into San Jose and Walnut Creek, California, and Las Vegas, Nevada and St. Louis, Missouri locations using our Neptune brand. Expansion into new locations is subject to a number of challenges, most significantly the time required to obtain the appropriate licenses and our ability to achieve target volumes in a start-up mode. By advance planning, we are able to mitigate the costs associated with these locations incurred prior to opening. Our ability to achieve target volumes is driven by competitive factors, the success of our lead generation programs and our ability to acquire and train quality sales and service personnel in the local market. Some of this can be mitigated by market research and testing but ultimately our success is dependant on our ability to execute.

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

Off Balance Sheet Arrangements

        Other than our trust funds described below, we have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our business, financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Trust Funds

        In all States in which we sell pre-need arrangements, the Company is required to place in trust the costs of providing fulfillment cremation services (“Trust Funds”). The trustors of such trusts are the purchasers of the pre-need arrangements. The Company does not have title to nor control of the trust fund or escrow corpus and, therefore, such amounts are not reflected in the accompanying consolidated financial statements. Earnings on the trust funds and escrow deposits generally accumulate in the trust fund or escrow until the cremation service is performed and the funds are released to the Company. The earnings on the trust funds are provided to the Company to offset inflation in costs to provide the cremation services. Accordingly, the Company recognizes such earnings as additional revenue at the time the cremation service is performed and the funds are released to the Company. However, California and one “grandfathered” Florida trust allow the Company to withdraw nonrefundable fees from the trust on an annual basis in consideration for administering the trust funds. California allows a maximum fee of four percent of beginning year trust fund corpus, subject to the trust fund’s annual performance. The Florida trust fund allows the Company to withdraw the annual earnings of the fund as a fee, subject to meeting certain funding requirements. Such fees are recognized currently as management fees in the accompanying consolidated statements of operations.

        The fair value of pre-need trust funds and the face value of insurance policies are approximately $52 million at March 31, 2005. All trust funds are invested in accordance with individual state regulations.

Critical Accounting Policies

Revenue Recognition

        Pre-need cremation arrangements — From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of 2001), our pre-need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were accordingly not taken into account until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles. Over the next estimated 12 years we expect to bring into income deferred revenue of approximately $18.7 million and deferred expenses of $6.1 (without any cash receipts or disbursements) related to prearrangements made during this period, over and above trust funds or insurance policy proceeds (cash) on actual provision of the cremation services, as discussed above.

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

At-need cremation services – all merchandise and services revenue is recognized at the time services are provided.

Installment sales – we recognize an account receivable for the unpaid amount of the pre-need arrangement at the time of sale, to the extent the installment payments will not be required to be trusted.

Travel plan sales – we recognize revenue related to the sale of travel plans at the time of sale. We also concurrently recognize the premium cost to the third party carrier obligated to provide the services if required.

Trust placement fees – the Company has earned revenue of approximately $706,000 during 2004 in exchange for transfer of certain of its trust assets to a different asset manager. Management considered the accounting for the fees received from this transfer and concluded that revenue recognition upon completion of the transfer, as opposed to deferral and recognition upon performance of the cremation service, was appropriate. The fees were not in exchange for any future services to be performed by the company, their payment did not represent a sacrifice of future economic benefits to be derived from the trusts, reserves for cancellations were practicably determinable, and the transfer represented a culmination of an earnings process. Accordingly Neptune has met the revenue recognition criteria of Statement on Financial

Accounting Concepts No. 5 Recognition and Measurement in Financial Statements of Business Enterprises, and the SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

        The Company also earns marketing allowances on the purchase of life insurance policies by our trustees and when acquired by our customers directly as a replacement of their trust assets. Such marketing allowances are earned upon the sale and will continue to be earned in the future, augmenting the management fees which Neptune has earned in the past.

Recent Accounting Pronouncements

Goodwill (Names and Reputations)

        In July 2001 the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and other Intangible Assets”, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. We adopted FASB 142 effective January 1, 2002. The asset “Names and Reputations” meets the definition of goodwill under FASB 142.

        On implementation of FASB 142, management determined that the fair value of the Company as a single reporting unit under FASB 142 exceeded the carrying value of the net assets, including goodwill. We completed the required annual evaluation of the implied value of our goodwill on December 31, 2003, and determined that there was no impairment in value.

        The carrying value of goodwill (Names and Reputations) constitutes the single most significant asset of the Company. At March 31, 2005 the carrying value of the asset was $23,728,000 (December 31, 2004: $23,693,000). The increase of $35,000 represents contingent consideration paid during the quarter ended March 31, 2005 on one of our previous acquisitions. No amount of amortization was required in the opinion of management for the quarter ended March 31, 2005 as the implied value of goodwill exceeded its carrying value.

        For the 2001 and prior fiscal years, the Company amortized Names and Reputations over a period of 20 years from acquisition, resulting in amortization expense of approximately $1,500,000 annually. There was no amortization recorded in the quarters ended March 31, 2004 or 2005 as the implied value of goodwill exceeded its carrying value.

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

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

        Not applicable.

Item 2.	Changes In Securities

Recent Sales of Unregistered Securities

        Set forth below is a description of unregistered securities issued by the Company during the three months ended March 31, 2005.

•	On January 21, 2005 we issued 14,286 shares to CapEx, L.P., under the terms of their warrant. The securities were issued in a private transaction pursuant to an exemption from the registration requirements available under Section 4(2) of the Securities Act of 1933, as amended.

•	On February 2, 2005, we issued a Secured Promissory Note in the principal amount of $3,000,000 to Brooklyn Holdings LLC, a Nevis limited liability company. The note was issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        Additional information regarding the Company’s issuance of unregistered securities during the past three fiscal years is contained in the Company’s annual reports on Form 10-KSB for the year ended December 31, 2004 under “Item 5. Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” filed with the United States Securities and Exchange Commission. The information contained under Item 5. “Market for Common Equity and Related Shareholder Matters — Recent Sale of Unregistered Securities” of the Company’s annual report on Form 10-KSB for the year ended December 31, 2004, is hereby incorporated by reference to this report.

Sales of Unregistered Securities Subsequent to March 31, 2005

        On April 25, 2005, Bow River Capital Fund, LP and Bow River Capital Fund II, LP tendered a notice of exercise and photocopies of warrant certificates representing 194,445 and 472,222 shares of common stock. In connection with the exercise notice, Bow River Capital

Fund, LP provided notice and claim for the issuance of 49,680 shares of common stock and Bow River Capital Fund II, LP provided notice and claim for the issuance of 120,650 shares of common stock, in each case on a cashless exercise basis calculated based on the current market price of $4.55 on April 22, 2005 (average of the high and low bid prices) net of the $3.00 exercise price. The issuer is evaluating whether the exercise constituted a valid exercise of the warrants as of April 25, 2005. On April 28, 2005, Bow River Capital Fund, LP and Bow River Capital Fund II, LP tendered the original warrant certificates. Assuming that the exercise is valid, Bow River Capital Fund, LP and Bow River Capital Fund II, LP would continue to hold warrants exercisable to acquire 48,611 and 118,055 shares, respectively.

        On April 25, 2005, CapEx, LP tendered a notice of exercise and photocopies of three warrant certificates representing 15,000, 15,000 and 1,000,000 shares of common stock, respectively, each on a cashless exercise basis. In connection with the respective exercise notices, CapEx provided notice and claim for the issuance of 4,773 shares of common stock each for the two warrants representing 15,000 share of common stock, each case on a cashless exercise basis calculated based on the current market price of $4.40 on April 22, 2005 (closing price) net of the $3.00 exercise price, and 340,659 shares of common stock for the warrant representing 1,000,000 shares of common stock on a cashless exercise basis based on the current market price of $4.55 on April 22, 2005 (average of the high and low bid prices) net of the $3.00 exercise price. The issuer is evaluating whether the exercise constituted a valid exercise of the warrants as of April 25, 2005.

        If issued, the shares will be issued to accredited investors in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended

Purchases of Equity Securities by the Small Business Issuer and Affiliates

The following table sets forth purchases of equity securities by Neptune Society on February 2, 2005.

Period	Total Number of Shares Purchased	Average Purchase Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

February 2, 2005	538,817(1)	$3.00	nil	nil

(1)	On February 2, 2005, Neptune Society and its subsidiaries entered into a separation and release agreement effective as of February 2, 2005, with Marco Markin, our former Chief Executive Officer, Chairman and a member of the Board of Directors of Neptune Society (“Markin”); Karla Markin, spouse of Marco Markin; and 570421 B.C. Ltd., a British Columbia corporation (“B.C. Limited”). Under the terms of the Separation Agreement, Neptune Society agreed to purchase the following securities of Neptune Society beneficially owned by each of Markin, Karla Markin and B.C. Limited: Markin and Karla Markin beneficially own 231,125 common shares of The Neptune Society Inc.; Markin holds options exercisable to acquire an additional 150,000 shares of common stock of The Neptune Society Inc. at $0.65 per share; and B.C. Limited, a British Columbia corporation, owns 307,692 shares of common stock of The Neptune Society Inc. and warrants exercisable to acquire an additional 307,692 shares of common stock of The Neptune Society Inc. at $0.79 per share

(collectively, the “Purchased Securities”). The parties agreed that (a) Neptune Society would purchase the Purchased Securities and (b) the parties would mutually release each other from any and all claims arising out of or in connection with the Purchased Securities. Neptune Society paid (i) Markin a total of $722,625 for shares and options delivered on the Separation Date, (ii) Karla Markin a total of $323,250 for shares delivered on the Separation Date, and (iii) B.C. Limited a total of $1,603,076 for shares and warrants delivered on the Separation Date. Each of Markin, Karla Markin and B.C. Limited provided to Neptune Society general releases from claims related to the Purchased Securities. Markin also provided to Neptune Society and the Neptune Subsidiaries general releases from claims related to the Employment Agreement.

        On February 17, 2005, BG Capital Group Ltd., a Bahamian corporation, Brooklyn Holdings LLC, a Nevis limited liability company, and Robert Genovese (collectively, the “BG Capital Group”) filed an amended Schedule 13G with the Securities and Exchange Commission reporting that it beneficially owned 5,360,589 shares of our common stock or approximately 82.14% of our issued and outstanding voting stock based on the number of shares of Common Stock (6,525,820 shares) we reported as outstanding on November 12, 2004 in our Quarterly Report on Form 10-QSB for the period ended September 30, 2004 less 538,817 shares of our common stock that were repurchased and cancelled in connection with a Separation and Release Agreement dated February 2, 2005. According to information disclosed in the amended Schedule 13G submitted by the BG Capital Group, the BG Capital Group is considering whether to make a proposal to acquire substantially all of our assets. The BG Capital Group further disclosed that the terms of such proposal have not been determined and are dependent on various factors, including income taxes, which have not yet been fully analyzed, and that it currently does not intend to cause us to be liquidated following such transaction, if such transaction is consummated.

        On April 26, 2005, the BG Capital Group filed a Schedule 13e-3 with the Securities and Exchange Commission reporting information in connection with (a) open market or privately negotiated purchases of shares of common stock of Neptune Society by the BG Capital Group, (b) the contribution by the BG Capital Group of all shares of Neptune’s common stock to a newly formed holding company (“Holdco”), (c) the contribution by Holdco contemplated of all shares of Neptune’s common stock to a newly formed Florida corporation (“Newco”), and (d) the contemplated short-form merger (the “Merger”) of Neptune Society with and into Newco, with Newco as the survivor corporation pursuant to a Plan of Merger to be adopted by the Board of Directors of Holdco, whereby each shareholder (other than Holdco, the sole shareholder of Newco, which is seeking to acquire Neptune Society) would receive cash in exchange for each share of Neptune Society common stock owned at the time of the Merger. The BG Capital Group reported that it held in the aggregate approximately 88.18% of Neptune Society’s outstanding common stock and intend to acquire additional shares in order to achieve ownership of at least 90% of such stock, which would allow the BG Capital Group to cause the Merger of Neptune Society into Newco without any vote or meeting of Neptune Society’s shareholders. In order to acquire such additional stock, the BG Capital Group intend to purchase shares of Neptune Society’s common stock in the open market or in privately negotiated transactions at prices to be determined but which may exceed the price ultimately determined by the BG Capital Group to be the amount paid in the Merger. The BG Capital Group reported that they are currently in negotiations with certain shareholders.

        The BG Capital Group reported the following transactions in the past two years:

Purchase	Date	Securities Acquired	Range of Prices Paid	Average Purchase Price of Security during Fiscal Quarter(1)

BG Capital Group Ltd.	N/A	478,986 common stock	$1.50	N/A
BG Capital Group Ltd.	April 27, 2004	2,303,904 common stock	$1.50	$1.15
BG Capital Group Ltd.	April 27, 2004	123,750 common stock	$1.50	$1.15
Brooklyn Holdings LLC	June 18, 2004	250,000 common stock	N/A(2)	$1.15
BG Capital Group Ltd.	July 6, 2004	8,000 common stock	$1.14	$1.26
BG Capital Group Ltd.	July 7, 2004	26,500 common stock	$1.13	$1.26
BG Capital Group Ltd.	July 22, 2004	10,000 common stock	$1.24	$1.26
BG Capital Group Ltd.	July 30, 2004	6,000 common stock	$1.24	$1.26
BG Capital Group Ltd.	August 24, 2004	673,594 common stock	$1.85	$1.26
BG Capital Group Ltd.	October 12, 2004	938 common stock	$1.94	$1.41
BG Capital Group Ltd.	October 26, 2004	3,242 common stock	$1.85	$1.41
BG Capital Group Ltd.	December 16, 2004	833,333 common stock	$1.20	$1.41
BG Capital Group Ltd.	January 11, 2005	3,400 common stock	$1.93	$3.00
BG Capital Group Ltd.	January 11, 2005	500 common stock	$2.00	$3.00
BG Capital Group Ltd.	February 2, 2005	751,120 common stock	$2.95	$3.00
BG Capital Group Ltd.	February 2, 2005	238,615 common stock	$2.95	$3.00
BG Capital Group Ltd.	February 23, 2005	4,250 common stock	$2.76	$3.00
BG Capital Group Ltd.	March 11, 2005	16,800 common stock	$3.38	$3.00
BG Capital Group Ltd.	March 14, 2005	7,500 common stock	$3.63	$3.00

(1)	For purposes of calculating the average purchase price during the applicable fiscal quarter, the Filing Persons have used the average of the daily closing prices of Neptune's common stock during such quarter. For purposes of calculating the average price for the most recent quarter, the Filing Persons have used the average of the daily closing prices from April 1, 2005 through April 21, 2005.

(2)	These shares were issued by the Subject Company to Brooklyn Holdings LLC as part of a commitment fee in connection with the execution of a Debenture Purchase Agreement by Brooklyn Holdings LLC.

Item 3.	Defaults Upon Senior Securities

         Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended March 31, 2005.

Item 5.	Other Information

        The following events were previously reported on Form 8-K.

        Effective February 15, 2005, Bernard C. Darre resigned from Neptune Society’s Board of Directors

        On March 2, 2005, the Board of Directors of Neptune Society appointed Brent Lokash as chairman of the Board of Directors of Neptune Society.

        On April 12, 2005, Neptune Society entered into employment agreements with the following executive officers: Jerry Norman, President and Chief Executive Officer; Daniel Solberg, Chief Financial Officer, Secretary and Treasurer; James Ford, Chief Operating Officer; and Gary Harris, the National Sales Manager of the Company.

        On April 26, 2005, Marco Markin resigned as a member of the Board of Directors of Neptune Society.

Item 6.	Exhibits and Reports On Form 8-K

Exhibit Number		Description

3	.1(1)	Articles of Incorporation of L R Associates, Inc., filed January 4, 1985

3.2	(1)	Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998

3.3	(1)	Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999

3.4	(1)	Articles of Amendment of The Neptune Society, Inc. filed May 9, 2000, effecting a combination of the Corporation's shares of common stock

3.5	(1)	Articles of Amendment of The Neptune Society, Inc. effective as of March 22, 2002, related to a combination of the Corporation's shares of common stock

3.6	(6)	Articles of Amendment of The Neptune Society, Inc.

3.7	(1)	Bylaws of Neptune Society (previously filed as Exhibit 3.6)

10.1	(2)	Employment Agreement by and between the Company and Marco Markin (previously filed as Exhibit 10.28)

10.2	(2)	Loan Agreement dated August 8, 2001 with Green Leaf Investors I, LLC, a California limited liability company (previously filed as Exhibit 10.32)

10.3	(2)	Warrant issued to Green Leaf (previously filed as Exhibit 10.33)

10.4	(2)	Guaranty issued to Green Leaf (previously filed as Exhibit 10.34)

10.5	(3)	Convertible Debenture in the principal amount of $75,000, due July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company. (previously filed as Exhibit 10.40)

10.6	(3)	Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and etween The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation. (previously

10.7	(3)	Form of CapEx, L.P. Debenture Amendment (previously filed as Exhibit 10.42)

10.8	(3)	Form of D.H. Blair Investment Banking Corp. Debenture Amendment (previously filed as Exhibit 10.43)

Exhibit Number		Description

10.9	(3)	Form of Warrant Amendment (previously filed as Exhibit 10.44)

10.10	(4)	Employment Agreement by and between the Company and Douglas Irving (previously filed as Exhibit 10.46)

10.11	(4)	Employment Agreement by and between the Company and Doug Irving (previously filed as Exhibit 10.47)

10.12	(4)	Employment Agreement by and between the Company and Barry Maynes (previously filed as Exhibit 10.48)

10.13	(4)	Employment Agreement by and between the Company and Gary Harris (previously filed as Exhibit 10.49)

10.14	(4)	Amendment to Employment Agreement by and between the Company and Marco Markin (previously filed as Exhibit 10.52)

10.15	(5)	Debenture Purchase and Amendment Agreement effective as of July 31, 2003 by and between The Neptune Society, Inc., CapEx, L.P. and D.H. Blair Investment Banking Corp. (previously filed as Exhibit 10.53)

10.16	(5)	Form of Amended and Restated Debenture dated July 31, 2003 issued to CapEx, L.P. in the principal amount of $5,029,344 (previously filed as Exhibit 10.54)

10.17	(5)	Form of Amended and Restated Debenture dated July 31, 2003 issued to D.H. Blair Investment Banking Corp. in the principal amount of $2,352,896 (previously filed as Exhibit 10.55)

10.18	(5)	Form of Warrant issued to CapEx, L.P. (previously filed as Exhibit 10.56)

10.19	(5)	Form of Warrant issued to D.H. Blair Investment Banking Corp. (previously filed as Exhibit 10.57)

10.20	(5)	Form of Security Agreement (previously filed as Exhibit 10.58)

10.21	(6)	Amended and Restated Employment Agreement by and between the Company and Marco Markin dated March 12, 2004 (previously filed as Exhibit 10.59)

10.22	(7)	Employment Agreement by and between the Company and Jerry A. Norman (previously filed as Exhibit 10.60)

10.23	(7)	Amendment Agreement by and between The Neptune Society, Inc., CapEx, L.P., Bow River Capital Fund, LP and Bow River Capital Fund II, LP dated February 18, 2004 (previously filed as Exhibit 10.61)

10.24	(7)	Asset Sale Agreement between Neptune Management Corporation and Brooks Funeral Care and Robert Brooks dated April 2, 2004 (previously filed as Exhibit 10.62)

10.25	(8)	Debenture Purchase Agreement dated June 18, 2004 between The Neptune Society Inc. and Brooklyn Holdings LLC (previously filed as Exhibit 10.63)

10.26	(8)	$6,000,000 11% Convertible Debenture, Due June 18, 2014 (previously filed as Exhibit 10.64)

10.27	(8)	Form of Security Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc. (previously filed as Exhibit 10.65)

Exhibit Number		Description

10.28	(8)	Form of Security Agreement between Brooklyn Holdings LLC and Neptune Management Corp. (previously filed as Exhibit 10.66)

10.29	(8)	Form of Security Agreement between Brooklyn Holdings LLC and The Neptune Society Inc. (previously filed as Exhibit 10.67)

10.30	(8)	Form of Security Agreement between Brooklyn Holdings LLC and Trident Society, Inc. (previously filed as Exhibit 10.68)

10.31	(8)	Form of Security Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc. (previously filed as Exhibit 10.69)

10.32	(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc. (previously filed as Exhibit 10.70)

10.33	(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Management Corp. (previously filed as Exhibit 10.71)

10.34	(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Trident Society, Inc. (previously filed as Exhibit 10.72)

10.35	(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc. (previously filed as Exhibit 10.73)

10.36	(9)	Separation and Release Agreement (previously filed as Exhibit 10.1)

10.37	(9)	Loan Agreement between The Neptune Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.2)

10.38	(9)	$3 million Secured Promissory Note (previously filed as Exhibit 10.3)

10.39	(9)	Security Agreement between The Neptune Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.4)

10.40	(9)	Security Agreement between Neptune Society of America, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.5)

10.41	(9)	Security Agreement between Neptune Management Corp. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.6)

10.42	(9)	Security Agreement between Heritage Alternatives, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.7)

10.43	(9)	Security Agreement between Trident Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.8)

10.44	(9)	Guarantee between Neptune Society of America, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.9)

10.45	(9)	Guarantee between Neptune Management Corp. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.10)

10.46	(9)	Guarantee between Heritage Alternatives, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.11)

Exhibit Number		Description

10.47	(9)	Guarantee between Trident Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.12)

10.48	(9)	Amendment #1 to Employment Agreement by and between The Neptune Society, Inc. and Jerry Norman dated February 7, 2005 (previously filed as Exhibit 10.13)

10.49	(12)	Form of Stock Option Plan (previously filed as Exhibit 99.1)

10.50	(10)	Employment Agreement by and between the Company and Daniel M. Solberg

10.51	(10)	Employment Agreement by and between the Company and James Ford

10.52	(11)	Employment Agreement by and between the Company and Jerry Norman dated February 8, 2005

10.53	(11)	Employment Agreement by and between the Company and Daniel M. Solberg dated March 1, 2005

10.54	(11)	Employment Agreement by and between the Company and James Ford dated March 1, 2005

10.55	(11)	Employment Agreement by and between the Company and Gary Harris dated March 1, 2005

31.1		Section 302 Certificates of Chief Executive Officer

31.2		Section 302 Certificates of Chief Financial Officer

32.1		Section 906 Certificates of Chief Executive Officer

32.2		Section 906 Certificates of Chief Financial Officer

99.1		Risk Factors

_________________

(1)	Previously filed on February 12, 2001.
(2)	Previously filed as an exhibit to Form 10-Q (for the Period ended June 30, 2001) on August 14, 2001.
(3)	Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(4)	Previously filed on Form 10-K (for the period ended December 31, 2002) on May 1, 2003.
(5)	Previously filed on Form 10-QSB (for the period ended June 30, 2003) on August 19, 2003.
(6)	Previously filed on Form 10-KSB (for the period ended December 31, 2003) on March 30, 2004.
(7)	Previously filed on Form 10-QSB (for the period ended March 31, 2004) on May 21, 2004.
(8)	Previously filed on Form 10-QSB (for the period ended June 30, 2004) on August 13, 2004.
(9)	Previously filed on Form 8-K on February 8, 2005
(10)	Previously filed on Form 10-KSB (for the period ended December 31, 2004) on March 31, 2005
(11)	Previously filed on Form 8-K on April 19, 2005
(12)	Previously filed on Form S-8 on May 6, 2005

Current Reports on Form 8-K

We filed current reports on Form 8-K on February 8, 2005, February 22, 2005, March 4, 2005, April 19, 2005 and April 29, 2005.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE NEPTUNE SOCIETY, INC. (Registrant)

Date: May 16, 2005	By: /s/ Jerry Norman Jerry Norman Chief Executive Officer

Date: May 16, 2005	By: /s/ Daniel Solberg Daniel Solberg Chief Financial Officer