Form 10QSB
period 2005-06-30
NEPTUNE SOCIETY INC/FL
filed 2005-08-26
CIK 1098532

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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



Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ ]   No [ ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes [ ]   No [ ]

State the shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: August 20, 2005: 6,540,105 shares of common stock

     Traditional Small Business Disclosure Format (Check One): Yes __   No X

                            THE NEPTUNE SOCIETY, INC
                                  FORM 10 - QSB
                                  June 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.      INTERIM FINANCIAL INFORMATION

     Item 1. Financial Statements ............................................2

     Item 2. Management Discussion and Analysis of Financial
             Conditions And Results of Operations ............................14

     Item 3. Controls and Procedures .........................................24

PART II.     OTHER INFORMATION

     Item 1. Legal Proceedings ...............................................24

     Item 2. Changes in Securities ...........................................24

     Item 3. Defaults Upon Senior Securities .................................27

     Item 4. Submission of Matters to a Vote of Security Holders .............27

     Item 5. Other Information ...............................................27

     Item 6. Exhibits ........................................................28

     Signatures ..............................................................32

FORWARD-LOOKING STATEMENTS


     We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this quarterly report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to:

     o our ability to manage an increasing number of sales offices and crematories,
     o our ability to retain key management personnel and to continue to attract and retain skilled crematory management personnel,
     o the effect of state and federal regulations on the death care and pre-need cremation service industry,
     o changes in the death rate or deceleration of the trend towards cremation,
     o availability and cost of capital to finance our growth and meet our capital requirements,
     o risk related to a control position held by a single shareholder of our stock and such shareholder's notice related to taking us private through a short-form merger,
     o    our ability to satisfy our debt obligations as they become due, and
     o general economic conditions that affect the death care and pre-need cremation service industry.

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

                                 --------------

"The Neptune Society," "Neptune Society" and "Trident Society" are registered trademarks of The Neptune Society, Inc. in the United States.

ITEM 1.  FINANCIAL STATEMENTS


         Consolidated Balance Sheet
         June 30, 2005 (Unaudited)

         Consolidated Statements of Operations (Unaudited)
         Three and Six Months Ended June 30, 2005 and 2004

         Consolidated Statement of Stockholders' Equity
         Six Months Ended June 30, 2005

         Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended June 30, 2005 and 2004

         Notes to Consolidated Financial Statements (Unaudited)

                   THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                  June 30, 2005
                                                                    (Unaudited)
                                                                  -------------

                ASSETS

Current assets:
  Cash and cash equivalents                                        $ 2,989,556
  Accounts receivable, net of allowance of $250,000                  3,245,511
  Prepaid expenses and other current assets                            128,533
                                                                  -------------
        Total current assets                                         6,363,600
                                                                  -------------

Accounts receivable, net - non current                                 489,985
Property and equipment, net                                            441,067
Names and reputations                                               23,728,178
Deferred financing costs                                               293,648
Preneed trust investments                                           52,904,049
Deferred charges and other assets                                    6,568,284
                                                                  -------------
            Total assets                                          $ 90,788,811
                                                                  =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                         $ 2,893,726
  Income tax payable                                                    98,330
  Current portion of deferred sales tax payable                         56,385
  Current portion of long-term debt                                    120,000
                                                                  -------------
          Total current liabilities                                  3,168,441

Notes payable                                                        9,185,000
Deferred sales tax                                                     613,269
Deferred pre-need revenues                                          18,906,910
Non-controlling interests in funeral trust investments              52,904,049
                                                                  -------------
          Total liabilities                                         84,777,669
                                                                  -------------

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued or outstanding                                               -
  Common stock, $.001 par value, 75,000,000 shares authorized,
     7,098,923 and 7,064,647 shares issued and
     6,560,105 and 7,064,647 shares outstanding
     at June 30, 2005 and December 31, 2004, respectively                7,099
  Additional paid-in capital                                        33,778,829
  Accumulated deficit                                              (25,125,835)
                                                                  -------------
     Subtotal                                                        8,660,093
  Less: Treasury stock                                              (2,648,951)
                                                                  -------------
           Total stockholders' equity                                6,011,142
                                                                  -------------
            Total liabilities and stockholders' equity            $ 90,788,811
                                                                  =============


The accompanying notes form an integral part of these consolidated financial statements.

                                        THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended                 Six months ended

                                                  June 30, 2005  June 30, 2004      June 30, 2005  June 30, 2004
                                                   (Unaudited)    (Unaudited)        (Unaudited)    (Unaudited)

Revenue
   Services and merchandise                          $ 6,342,226    $ 5,218,386       $ 12,979,573   $ 10,452,407
   Management and finance fees                           293,513        241,134            580,608        406,228
                                                     ----------------------------     ----------------------------
                   Total revenue                       6,635,739      5,459,520         13,560,181     10,858,635
                                                     ----------------------------     ----------------------------
Costs and expenses                                     1,333,714      1,112,170          2,666,447      2,140,495
                                                     ----------------------------     ----------------------------
Gross profit                                           5,302,025      4,347,350         10,893,734      8,718,140
                                                     ----------------------------     ----------------------------
Sales commissions and obtaining  costs                 2,800,787      1,863,374          5,204,065      3,639,501
                                                     ----------------------------     ----------------------------
Operating Expenses
      Salaries and payroll costs                       1,252,059      1,018,621          2,558,484      2,221,689
      Compensation - stock based                               -              -                  -         28,000
      Premises rent and utilities                        357,226        252,836            639,655        489,093
      Insurance                                          140,327        177,946            298,127        273,042
      Communications                                     138,000        108,549            274,948        209,566
      Other operating services and supplies              503,479        467,991          1,014,164        855,726
      Amortization and depreciation                       37,924         45,653             77,098         96,805
      Professional fees                                  237,191         80,059            355,269        154,879
                                                     ----------------------------     ----------------------------
                   Total operating expenses            2,666,206      2,151,655          5,217,745      4,328,800
                                                     ----------------------------     ----------------------------

Operating profit (loss)                                 (164,968)       332,321            471,924        749,839

Other income (expense)
     Gain (loss) on assets held for disposal                   -        416,352                  -       (176,803)
     Insurance marketing allowances                            -              -                  -      1,901,107
     Trust placement fees                                      -        390,295                  -        530,477
     Separation agreement expense                              -              -           (221,061)             -
     Interest and finance expense                       (263,369)      (897,041)          (477,590)    (1,199,411)
                                                     ----------------------------     ----------------------------
Net (loss) income before income tax                     (428,337)       241,927           (226,727)     1,805,209

Income tax expense-current
      Income tax expense                                       -              -             13,330         60,000
                                                     ----------------------------     ----------------------------
Net (loss) income for the period                      $ (428,337)     $ 241,927         $ (240,057)   $ 1,745,209
                                                     ============================     ============================
Net (loss) income per share (basic)                      $ (0.07)        $ 0.04            $ (0.04)        $ 0.28

Net (loss) income per share (diluted)                    $ (0.07)        $ 0.03            $ (0.04)        $ 0.27

Weighted average numbers of shares outstanding
    (basic)                                             6,550,105      6,837,970          6,634,909      6,312,254

Weighted average numbers of shares outstanding
    (diluted                                            6,550,105      7,033,567          6,634,909      6,505,434



The accompanying notes form an integral part of these consolidated financial statements.

                                THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                     Common Stock         Additional                                      Total
                                 Shares       Amount   Paid-In Capital     Treasury      Accumulated    Stockholders'
                                                                                         Deficit         Equity
                              ---------------------------------------------------------------------------------------

Balance at December 31, 2004   7,064,637      7,065       33,742,952              -     (24,885,778)      8,864,239

Net Loss                                                                                   (240,057)       (240,057)

Shares issued for:
    Cash                          34,285         34           25,252                                         25,286
    Compensation related to
       stock options                                          10,625                                         10,625
Shares acquired for:
    Separation agreement        (538,817)                                (2,648,951)                     (2,648,951)
                              ---------------------------------------------------------------------------------------
Balance at June 30, 2005       6,560,105    $ 7,099     $ 33,778,829    $(2,648,951)   $(25,125,835)    $ 6,011,142
                              =======================================================================================


The accompanying notes form an integral part of these consolidated financial statements.

                                    THE NEPTUNE SOCIETY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  PERIOD ENDED

                                                                       June 30, 2005     June 30, 2004
                                                                         (Unaudited)      (Unaudited)
Cash flows provided by (used in)

Operating Activities
Net (loss) income for the period                                       $ (240,057)       $ 1,745,209
Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operating activities:
          Depreciation and amortization                                    77,098             96,805
          Accretion of discount on notes payable                                -             31,090
          Non-cash interest and amortization of deferred
               finance costs                                               35,103            762,033
          Loss on assets held for disposal                                      -            175,303
          Stock compensation                                               10,625             60,375
          Forgiveness of debt                                                   -            (70,000)
          Compensation expense to be settled by stock                           -           (140,076)
          Deferred sales tax                                               (7,889)           688,781
      Changes in operating assets and liabilities:
          Accounts receivable and accrued revenue                        (919,511)          (490,446)
          Prepaid expenses and other current assets                       (23,210)           (26,943)
           Income tax payable                                              13,330             60,000
          Deferred charges and other assets                              (402,497)            87,488
          Accounts payable and accrued liabilities                        407,337            276,983
          Deferred pre-need revenues                                      605,316           (196,357)
                                                                   ---------------------------------------
           Net cash (used in) provided by operating activities           (444,355)         3,060,245
                                                                   ---------------------------------------
Investing activities
     Proceeds from assets held for disposal                                     -            180,000
     Purchase of names and reputations                                    (35,383)           (10,019)
     Purchase of property and equipment                                  (200,114)           (81,870)
                                                                   ---------------------------------------
           Net cash (used in) provided by investing activities           (235,497)            88,111
                                                                   ---------------------------------------
Financing activities
     Proceeds of common stock issued                                       25,286             18,452
     Purchase of treasury shares                                       (2,648,951)                 -
     Payments on notes payable                                            (85,000)        (7,090,954)
                                                                   ---------------------------------------
     Proceeds from issuance of debt, net                                2,955,763          5,961,980
                                                                   ---------------------------------------
           Net cash provided by (used in) financing activities            247,098         (1,110,522)
                                                                   ---------------------------------------

(Decrease) increase in cash during the period                            (432,754)         2,037,834
                                                                   ---------------------------------------

Cash, beginning of period                                               3,422,310            537,997
                                                                   ---------------------------------------

Cash, end of period                                                   $ 2,989,556        $ 2,575,831
                                                                   ---------------------------------------



The accompanying notes form an integral part of these consolidated financial statements.

                                    THE NEPTUNE SOCIETY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  PERIOD ENDED

                                                                       June 30, 2005     June 30, 2004
                                                                         (Unaudited)      (Unaudited)
Supplemental disclosure of cash flow information

   Cash paid during the period for interest                               477,738            437,378

Supplemental disclosure of non-cash investing and financing activities

   Stock issued on conversion of debentures                                     -          1,071,653

   Stock issued for deferred financing costs                                    -            280,000

   Stock issued for compensation                                                -             28,000





The accompanying notes form an integral part of these consolidated financial statements.

                              NEPTUNE SOCIETY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Description of Business and Operations

     Basis of Presentation

          These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10 - QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. Certain amounts have been reclassified in order to be comparable with 2005 financial statement presentation.

          In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

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

          Expected life -- 3 Years
          Risk - free interest rate -- 1.5%
          Dividend yield -- -0-
          Volatility -- 21%

          This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options that affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

          For purpose of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The company's pro forma information is as follows:


                                                            2005              2004
                                                        -----------        ----------
Net income as reported                                  $(240,057)         $1,745,209

Compensation recognized under APB 25                            -                  -

Approximate compensation expense under SFAS 123           (18,000)           (22,000)
                                                        -----------        -----------
Pro forma net income                                     $(258,057)        $1,723,209


(2)  Accounting Changes and New Accounting Pronouncements

     FASB Interpretation No. 46 ("FIN 46" and "FIN 46R"), "Consolidation of Variable Interest Entities"

          In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R").

          The Company implemented FIN 46R as of June 30, 2005, which resulted in the consolidation of the Company's preneed funeral merchandise and service trusts. This implementation was as of June 30, 2005 and only affected the Company's consolidated balance sheet and had no impact on the Company's second quarter 2005 results of operations or cash flows. In future periods, the implementation of FIN 46R, as it relates to the consolidation of the trust, will affect classifications within the balance sheet, statement of earnings and statement of cash flows, but will have no effect on stockholders' equity, net cash flow or the recognition and reporting of revenues or net earnings in the statement of earnings.

          Although FIN 46R requires consolidation of the preneed funeral merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers remain the legal beneficiaries. For this reason, the Company has recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts, in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Company classified deposits to the trusts as non-controlling liability interests.

          The end result of FIN 46R is that the Company's trust assets are now recorded on the balance sheet at their market value and included in preneed trust investments with corresponding credits to non-controlling interest in the trusts, as opposed to being excluded from the financial statements of the Company. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of earnings through the other income line, with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the preneed funeral merchandise and services trusts are recognized as revenue when the related merchandise and services are delivered. In summary, the adoption of FIN 46R had no effect on revenues, net earnings, cash flows or stockholders' equity.

     Recent Accounting Pronouncements

          In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

          In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employees share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R.

     (3) 13.5% Secured Promissory Note Payable

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

(4)  Capital Stock Transactions

     14,286 shares were issued for proceeds of $11,286 or $.79 per share upon the exercise of outstanding warrants.

     20,000 shares were issued for proceeds of $14,000 or $.70 per share upon the exercise of outstanding options.

     538,817 shares were repurchased for $1,616,451 or $3.00 per share under the terms of the Company's Separation and Release Agreement with its Chief Executive Officer.

     Warrants exercisable to purchase 307,692 shares of common stock at $ .79 per share were repurchased for $680,000 or $2.21 per share ($3.00 less the exercise price of $ .79) under the terms of the Company's Separation and Release Agreement with its Chief Executive Officer.

     Options exercisable to purchase 150,000 shares of common stock at $ .65 per share were repurchased for $352,500 or $2.35 per share ($3.00 less the exercise price of $ .65) under the terms of the Company's Separation and Release Agreement with its Chief Executive Officer.

(5)  Earnings Per Share

          For the three and six month periods ended June 30, 2005, common stock equivalents for employee stock options and convertible debentures (3,682,864 and 3,676,864, respectively) have been excluded from the diluted weighted average shares outstanding because, due to net losses in both periods, their effect was anti-dilutive.

(6)  New Employment Agreements and Commitments

          On February 7, 2005 the Company and its President and Chief Marketing Officer ("President") entered into an amended employment agreement whereby the President agreed to serve as President and Chief Executive Officer. This agreement was further amended effective February 8, 2005 to provide for an annual salary of $222,000 and executive benefits including health insurance and $48,000 annual housing allowance. The agreement also provides an annual bonus of up to a maximum of 100% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the President a one-time bonus equal to 1.5% of the "increased value," as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 7, 2008 unless terminated by the President or the Company in accordance with the agreement.

          Effective  March 1, 2005 the Company and its Chief  Financial  Officer
     (CFO) entered into
     an amended employment agreement providing for an annual salary of $200,000 and executive benefits including health insurance and $12,000 annual housing allowance. The agreement also provides an annual bonus of up to a maximum of 100% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the CFO a one-time bonus equal to 1.5% of the "increased value," as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the CFO or the Company in accordance with the agreement.

          Effective  March  1,  2005  the  Company  and its  Vice  President  of
     Operations (VPO) entered into an agreement superseding the previous employment agreement dated September 1, 2004 and amended February 7, 2005, whereby the VPO agreed to serve as Chief Operating Officer. This agreement provides for an annual salary of $170,000 during the first year of the agreement, $176,800 during the second year, and $183,872 during the third year of the agreement. The agreement also provides an annual bonus of up to a maximum of 60% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the VPO a one-time bonus equal to .75% of the "increased value," as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the VPO or the Company in accordance with the agreement.

          Effective March 1, 2005 the Company entered into an employment agreement with its National Sales Manager (NSM) providing for an annual salary of $75,000 and additional bonus of $10 for each pre-need contract sold. The NSM will also be provided with a vehicle paid for and insured by the Company at a lease rate up to $1,000 per month. The agreement also provides an annual bonus of up to a maximum of 10% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the NSM a one-time bonus equal to .75% of the "increased value," as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the NSM or the Company in accordance with the agreement.

(7)  Separation and Release Agreement

          On February 2, 2005 the Company entered into a separation and release agreement with its Chief Executive Officer ("CEO"). Under the terms of the agreement, the CEO received a lump sum payment of $221,061 as sole consideration for termination of the Employment Agreement and for general release of claims. During a six month transition period, the CEO agreed to serve as a consultant to the Company and will be entitled to compensation and benefits at the level paid immediately prior to the separation date, with the exception of the right to participate in any stock option or securities purchase plan. This consulting arrangement was extended for an additional three months on July 19, 2005.

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

(8)  Subsequent Events

          On July 14, 2005, the BG Capital Group and NPTI Acquisition Corp. filed an amended Schedule 13e-3 with the Securities and Exchange Commission reporting information in connection with the contemplated short-form merger of NPTI with and into the Company, with the Company as the survivor corporation, and related transactions. BG Capital intends to cause the Company to terminate the registration of the Company shares under Section 12(g)(4) of the Securities Exchange Act following the merger. The Company does not anticipate any financial impact as a result of the merger.

          During third quarter 2005, the Company began to move its corporate headquarters from Sherman Oaks, California to Fort Lauderdale, Florida. Costs incurred during second quarter 2005 related to the planned move were immaterial. However, certain costs related to the move will be incurred during third quarter 2005 and are estimated to be approximately $250,000.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

     The following discussion compares our results of operations for the three months ended June 30, 2005 (Q2-2005) to our results of operations for the three months ended June 30, 2004 (Q2-2004)

Revenues

     Total  revenue  was  $6,636,000  for  Q2-2005,  up 22% from the  $5,460,000 reported in Q2-2004.

     Revenue from the sale of pre-need contracts led the way, increasing by 25% from $3,625,000 in Q2-2004 to $4,545,000 in Q2-2005. $863,000 of the $920,000
increase in pre-need revenues came as a result of the addition of seven new locations since June 30, 2004. The remaining $57,000 increase, or 2%, came as a result of increased sales on a same store basis (stores open for more than one year). Pre-need sales volume was up 22% for the period, increasing from 3,761 units sold to 4,605 units sold. The average revenue per unit increased by 2%, largely as a result of increased sales of our worldwide travel protection feature. The impact of this shift should continue over the remainder of the calendar year.

     Revenue from cremation services was up by 13%, from $1,594,000 in Q2-2004 to $1,797,000 in Q2-2005. This increase was fueled primarily by higher case volume which was up 19% from the prior year. About half of the increase volume is attributed to new locations (open less than one year). Services revenue from existing locations, or stores (open more than one year, increased by 6%. Revenue per case decreased by 3%, mostly as a result of increased fulfillment cremation services relative to at-need cases.

     Management and finance fee income was $294,000 in Q2-2005, up from $241,000 in the Q2-2004. Finance fees are up as a result of increased pre-need volume and management fees reflect recurring marketing allowances on group life insurance in our California pre-need trusts.

Costs and Expenses

     The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in direct costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold including the cost of travel premiums. Total direct costs and expenses were up by $222,000, to $1,334,000 for Q2-2005.

     Direct costs associated with pre-need sales increased from $94,000 for Q2-2004 to $223,000 for Q2-2005. The increase is the result of 22% increased volume in pre-need contracts sold, 21% increase in the proportion of contracts sold with our worldwide travel protection feature and an inventory adjustment made in 2004.

     Direct costs associated with at-need and fulfillment cremation services were up $93,000, from $1,018,000 in Q2-2004 to $1,111,000 in Q2-2005. This increase is attributed to increased case volume.

Sales Commissions and Obtaining Costs

     Sales commissions and obtaining costs represent the cost of acquiring our pre-need contracts and the costs associated with marketing our at-need services. These costs include sales commissions and advertising costs. Overall, selling and obtaining costs increased by $938,000 from $1,863,000 for Q2-2004 to $2,801,000 for Q2-2005. The bulk of the increase, $733,000, is associated with selling and obtaining costs relative to new locations. Pre-need selling and obtaining costs connected with existing locations were up $161,000, largely related to a modest increase in sales volume. $44,000 of the increase is the result of new marketing initiatives designed to increase at need service case volume.

Operating Expenses

     Total operating expenses increased by $514,000 to $2,666,000 for Q2-2005. The bulk of the 24% increase is attributed to our continued growth initiatives, including the opening of seven new locations ($265,000) and infrastructure improvements designed to allow us to grow more effectively in the future.

Operating Profit

     Operating results showed $165,000 loss in Q2- 2005 compared with $332,000 gain in Q2-2004. The decrease in profit is primarily attributed to the increase in costs related to the opening of seven new locations since the end of the second quarter of 2004.

Other revenue and expenses

     The company incurred a net expense of $263,000 in other income and expense in Q2-2005 compared with net other expense of $90,000 in Q2-2004. The second quarter of 2004 included income of $390,000 in non-recurring trust placement fees associated with the trust conversions executed during the quarter as well as $416,000 of non-recurring gain on the disposition of our Iowa location.


SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED) COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

     The following discussion compares our results of operations for the six months ended June 30, 2005 to our results of operations for the six months ended June 30, 2004.

Revenues

     Total revenue was $13,560,000 for the first six months of 2005, up 25% from the $10,859,000 reported for the first six months of 2004.

     Revenue from the sale of pre-need contracts led the way, increasing by 29% from $7,212,000 in the first six months of 2004 to $9,270,000 in the first six months of 2005. Pre-need sales volume was up 32% for the period, increasing from 7,308 units sold to 9,623 units sold. About two-thirds of the increase in revenue and sales volume is associated with the addition of seven new locations since June 30, 2004. Revenues from existing locations or stores (open more than one year) were up $687,000 or 10%. We expect to see more moderate increases in same store sales in future periods as well as continued moderate growth in sales volume from new locations (open less than one year). The average revenue per unit decreased by 3%. We expect to see revenue per sale increase at very moderate levels over the next few periods.

     Revenue from cremation services was up by 14%, from $3,241,000 in the first six months of 2004 to $3,708,000 in the first six months of 2005. This increase was fueled primarily by higher case volume which was up 13% from the prior year. About one-third of the increase in services revenue and case volume is associated with new stores (open less than one year). The $309,000 or 10% increase in services revenue from existing locations is attributed to increased pre-need activity and our at need marketing initiatives.

     Management and finance fee income was $581,000 in the first six months of 2005, up 43% from $406,000 in the first six months of 2004. Finance fees are up as a result of increased pre-need volume, and management fees reflect recurring marketing allowances on group life insurance in our California pre-need trusts.

Costs and Expenses

     The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in direct costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold including the cost of travel premiums. Total direct costs and expenses were up by $526,000, or 25%, to $2,666,000 for the six months ended June 30, 2005.

     Direct costs associated with pre-need sales increased 61% from $297,000 for the first six months of 2004 to $479,000 for the first six months of 2005. This increase is the result of increased volume in pre-need contracts sold with travel protection.

     Direct costs associated with at-need and fulfillment cremation services were up $344,000, or 19%, from $1,843,000 in the first six months of 2004 to $2,187,000 in the first six months of 2005. This increase is largely the result of the 13% increase in case volume. Direct costs also vary by geographic location.

Sales Commissions and Obtaining Costs

     Sales commissions and obtaining costs represent the cost of acquiring our pre-need contracts and the costs associated with marketing our at-need services. These costs include sales commissions and advertising costs. Overall, selling and obtaining costs increased by $1,564,000 from $3,640,000 for the period ended June 30, 2004 to $5,204,000 for the period ended June 30, 2005. The bulk of the increase, $1,116,000, resulted from selling and obtaining costs associated with our new locations (open less than one year). Selling and obtaining costs tend to run considerably higher on a per sale basis in our new locations than our experience in existing locations (open more than one year). Selling and obtaining costs associated with existing locations were up $307,000 but down $24 (from $498) on a per sale basis. While we manage our selling and obtaining costs very closely, there is no assurance that we will be able to continue to reduce or even maintain these per sale costs in future periods. The remainder of the increase, $141,000, is associated with at need cremation services marketing initiatives.

Operating Expenses

     Total operating expenses increased by $889,000 to $5,218,000 for the first six months of 2005. The bulk of the 21% net increase in operating expenses from the same period last year, or $473,000, is associated with the opening of seven new locations (open less than one year)and the continued improvements in infrastructure needed to support our long term growth initiatives.

Operating Profit

     Operating profits were $472,000 for the first six months of 2005 compared with $750,000 for the first six months of 2004. The decrease in profit is largely attributed to increased selling and operating expenses related to the opening of new locations (open less than one year).

Other revenue and expenses

     The company incurred a net expense of $699,000 in other income and expense for the first six months of 2005 compared with net other income of $1,055,000 in the first six months of 2004. The first six months of 2005 included $221,000 paid under the terms of a separation and release agreement with the company's Chief Executive Officer. The six months ended June 30, 2004 included income of $2,432,000 in non-recurring trust placement fees and insurance marketing allowances associated with the trust conversions executed during the six months, as well as $177,000 of non-recurring loss on the disposition of our Iowa location and $660,000 from the write off of deferred financing costs due to debt restructuring.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $2,990,000 at June 30, 2005, down from $3,422,000 at December 31, 2004, a decrease of $432,000.

     This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements, and in particular the Consolidated Statements of Cash Flows. We used $444,000 in net cash in operating activities. The section titled Cash Flows Provided By (Used For) Operating Activities for the six months ended June 30, 2005 reconciles the net loss of approximately $240,000 for the six months ended June 30, 2005 to the net cash used in operating activities for the same period of $444,000. Increased accounts receivable from pre-need sales used $432,000 in cash, and accrued pre-need revenue and marketing allowances used an additional $468,000. Deferred revenue generated $605,000 in cash which was offset by related deferred charges of $208,000. Cash was provided by $407,000 in increased accounts payable. The remaining use of cash relates primarily to the opening of new offices.

     Another $235,000 was used in investing activities. We purchased property and equipment and names and reputations. This compares to $91,000 in acquisition expenditures for the first six months of 2004, which were offset by $180,000 in proceeds from the sale of our Iowa location.

     $247,000 was provided from financing activities. In the first quarter of 2005, we entered into an agreement providing $3,000,000 under the terms of a 13.5% secured promissory note dated February 2, 2005. The proceeds of the note were used for general working capital and to make payments under the Separation and Release Agreement with the Company's former CEO. This included the purchase of treasury shares for $2,649,000 or $3.00 per share and payments of $221,000 made under the terms of the agreement.

     At June 30, 2005 we had current assets of approximately $6,364,000 offset by current liabilities of $3,168,000, for net working capital of approximately $3,465,000.

Long-term Obligations

     At June 30, 2005 our material long-term debt consisted of the following:

     o 13.5% Secured Promissory Note with a single scheduled principal repayment of $3,000,000 on February 2, 2010 and annual loan fee of 3.5% payable upon the payment in full of the principal amount,
     o 11% Convertible Debentures with a single scheduled principal repayment of $6,000,000 on June 18, 2014 (note that the conversion feature will terminate in connection with the "short-form" merger as described in
          Part II), and
     o Employee settlement note with scheduled payments of $210,000 in the period July, 2006 to June 30, 2008.

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

Critical Accounting Policies

     Revenue Recognition

     Pre-need cremation arrangements - From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of
2001), our pre-need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were accordingly not taken into account until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles. Over the next estimated 12 years we expect to bring into income deferred revenue of approximately $19.0 million and deferred expenses of $6.2 (without any cash receipts or disbursements) related to prearrangements made during this period, over and above trust funds or insurance policy proceeds (cash) on actual provision of the cremation services, as discussed above.

     Effective January 1, 2003, we implemented a full merchandise delivery policy for new pre-need arrangement contracts sold in all locations, except in the states of Florida, Illinois and New York. In all states, except Florida, Illinois and New York, we now irrevocably deliver to the purchaser at the time of sale all the merchandise purchased in connection with the contract. This policy emphasizes the customer's selection of merchandise and assures that there will not be any attempt to convince their loved ones to buy expensive add-ons that are not needed or desired by the purchaser. Merchandise delivered varies, but generally includes a specially designed Neptune cremation urn, a Neptune Society Information Book, a Memorial Plaque and a Registration Packet Portfolio.

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

     In addition to its basic pre-need plan Neptune also markets a third-party worldwide travel protection plan that provides protection to the consumer in the event that they die more than 75 miles away from home. Sales of this product meet all requirements for revenue recognition under generally accepted accounting principles at the point of sale. Accordingly, revenues associated with worldwide travel protection plans are recognized at the point of sale.

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

     On implementation of FASB 142, management determined that the fair value of the Company as a single reporting unit under FASB 142 exceeded the carrying value of the net assets, including goodwill. We completed the required annual evaluation of the implied value of our goodwill on December 31, 2004, and determined that there was no impairment in value.

     The carrying value of goodwill (Names and Reputations) constitutes the single most significant asset of the Company. At June 30, 2005 the carrying value of the asset was $23,728,000 (December 31, 2004: $23,693,000). The increase of $35,000 represents contingent consideration paid during the six months ended June 30, 2005 on one of our previous acquisitions. No amount of amortization was required in the opinion of management for the quarter ended June 30, 2005 as the implied value of goodwill exceeded its carrying value.

     For the 2001 and  prior  fiscal  years,  the  Company  amortized  Names and
Reputations over a period of 20 years from acquisition, resulting in amortization expense of approximately $1,500,000 annually. There was no amortization recorded in the quarters ended June 30, 2004 or 2005 as the implied value of goodwill exceeded its carrying value.

     With the requirement to adopt FASB 142, the Company will no longer amortize its acquired goodwill on a systematic basis. Rather it will test the value of Goodwill annually, and if it is determined that goodwill is impaired, the carrying value of Names and Reputations will be written down to its implied value by a charge to operations in the year that such determination is made.

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 ("FIN 46R").

     The Company implemented FIN 46R as of June 30, 2005, which resulted in the consolidation of the Company's preneed funeral merchandise and service trusts. This implementation was as of June 30, 2005 and only affected the Company's consolidated balance sheet and had no impact on the Company's second quarter 2005 results of operations or cash flows. In future periods, the implementation of FIN 46R, as it relates to the consolidation of trust, will affect classifications within the balance sheet, statement of earnings and statement of cash flows, but will have no effect on shareholders' equity, net cash flow or the recognition and reporting of revenues or net earnings in the statement of earnings.

     Although FIN 46R requires consolidation of the preneed funeral merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers remain the legal beneficiaries. For this reason, the Company has recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts, in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Company classified deposits to the trusts as non-controlling liability interests.

     The end result of FIN 46R is that the Company's trust assets are now recorded on the balance sheet at their market value and included in preneed trust investments with corresponding credits to non-controlling interest in the trusts, as opposed to being excluded from the financial statements of the Company. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of earnings through the other income line, with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the preneed funeral merchandise and services trusts are recognized as revenue when the related merchandise and services are delivered. In summary, the adoption of FIN 46R had no effect on revenues, net earnings, cash flows or shareholders' equity.

Subsequent Events

     On July 14, 2005, the BG Capital Group and NPTI Acquisition Corp. filed an amended Schedule 13e-3 with the Securities and Exchange Commission reporting information in connection with the contemplated short-form merger of NPTI with and into the Company, with the Company as the survivor corporation, and related transactions. BG Capital intends to cause the Company to terminate the registration of the Company shares under Section 12(g)(4) of the Securities Exchange Act following the merger. The Company does not anticipate any financial impact as a result of the merger.

     During third quarter 2005, the Company began to move its corporate headquarters from Sherman Oaks, California to Fort Lauderdale, Florida. Costs incurred during second quarter 2005 related to the planned move were immaterial. However, certain costs related to the move will be incurred during third quarter 2005 and are estimated to be approximately $250,000.

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


                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes In Securities

     Recent Sales of Unregistered Securities

     No unregistered securities were issued by the Company during the three months ended June 30, 2005.

     As previously reported on a Form 8-K filed by the Company on April 29, 2005, on April 25, 2005, Bow River Capital Fund, LP and Bow River Capital Fund II, LP tendered a notice of exercise and photocopies of warrant certificates representing 194,445 and 472,222 shares of common stock. In connection with the exercise notice, Bow River Capital Fund, LP provided notice and claim for the issuance of 49,680 shares of common stock and Bow River Capital Fund II, LP provided notice and claim for the issuance of 120,650 shares of common stock, in each case on a cashless exercise basis calculated based on the current market price of $4.55 on April 22, 2005 (average of the high and low bid prices) net of the $3.00 exercise price. The issuer is evaluating whether the exercise constituted a valid exercise of the warrants as of April 25, 2005. On April 28, 2005, Bow River Capital Fund, LP and Bow River Capital Fund II, LP tendered the original warrant certificates. Assuming that the exercise is valid, Bow River Capital Fund, LP and Bow River Capital Fund II, LP would continue to hold warrants exercisable to acquire 48,611 and 118,055 shares, respectively.

     Also as previously reported on a Form 8-K filed by the Company on April 29, 2005, on April 25, 2005, CapEx, L.P. tendered a notice of exercise and photocopies of three warrant certificates representing 15,000, 15,000 and 1,000,000 shares of common stock, respectively, each on a cashless exercise basis. In connection with the respective exercise notices, CapEx provided notice and claim for the issuance of 4,773 shares of common stock each for the two warrants representing 15,000 share of common stock, each case on a cashless exercise basis calculated based on the current market price of $4.40 on April 22, 2005 (closing price) net of the $3.00 exercise price, and 340,659 shares of common stock for the warrant representing 1,000,000 shares of common stock on a cashless exercise basis based on the current market price of $4.55 on April 22, 2005 (average of the high and low bid prices) net of the $3.00 exercise price.

     After evaluating the exercises as of April 25, 2005, the Company rejected their validity. On July 12, 2005, BG Capital Group, Ltd., the Company and the CapEx Group entered into a Purchase and Settlement Agreement regarding the disputed exercises. Pursuant to such agreement, the Company agreed to issue 500,000 shares of Company common stock to the CapEx Group in exchange for the cancellation of all outstanding warrants to purchase Company common stock held by the CapEx Group. Each of the Company and the CapEx Group agreed to release the other from any present or future liabilities relating to a dispute between the parties that arose when the CapEx Group tendered a notice of exercise of the warrants to Neptune, along with photocopies of the warrants, on April 25, 2005, the validity of which exercise was rejected by the Company. The CapEx Group agreed to sell the 500,000 shares of Neptune common stock to BG Capital Group, Ltd. for an aggregate purchase price of $1,350,000. Consummation of the sale of the shares to BG Capital Group, Ltd. under each agreement is subject to, among other things, payment of the respective purchase price amounts of each member of the CapEx Group, which is anticipated to occur shortly before the consummation of the Merger.

     Additional information regarding the Company's issuance of unregistered securities during the past three fiscal years is contained in the Company's annual reports on Form 10-KSB for the year ended December 31, 2004 under "Item
5. Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" filed with the United States Securities and Exchange Commission. The information contained under Item 5. "Market for Common Equity and Related Shareholder Matters - Recent Sale of Unregistered Securities" of the Company's annual report on Form 10-KSB for the year ended December 31, 2004, is hereby incorporated by reference to this report.

     Purchases of Equity Securities by the Small Business Issuer

     Neither the Company nor the "affiliated purchaser" has purchased any of the Company's equity securities during the last quarter.

     Affiliate Arrangements

     Set forth  below are  transactions  by the BG  Capital  Group  reported  on
Schedule 13D and Schedule 13e-3.

     On April 7, 2005, BG Capital Group Ltd., a Bahamian corporation, Brooklyn Holdings LLC, a Nevis limited liability company, and Robert Genovese
(collectively, the "BG Capital Group") filed an amended Schedule 13D with the Securities and Exchange Commission reporting that it beneficially owned 5,610,589 shares of our common stock or approximately 85.78% of our issued and outstanding voting stock based on the number of shares of Common Stock (6,540,105 shares) we reported as outstanding on March 15, 2005, in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. According to information disclosed in the amended Schedule 13D submitted by the BG Capital Group, the BG Capital Group intends to effect a statutory short-form cash-out merger whereby the BG Capital Group would acquire all of our common stock, and each of our minority shareholders would receive cash in exchange for the shares of our common stock held by them at a price per share ranging from $1.139375 to $2.95. The BG Capital Group further disclosed that the terms of such proposal were not yet determined and are dependent on various factors which had not yet been fully analyzed. The BG Capital Group also disclosed that an investment banking firm had been retained to provide a valuation of the Company for possible use in establishing the purchase price of Company common stock in the proposed statutory short-form cash-out merger.

     On July 14, 2005, the BG Capital Group and NPTI Acquisition Corp., a Florida corporation ("NPTI") (collectively, the "Filing Persons") filed an amended Schedule 13e-3 with the Securities and Exchange Commission reporting information in connection with (a) the privately negotiated purchase of certain shares of common stock of the Company by the Filing Persons, and (b) the contemplated short-form merger (the "Merger") of NPTI with and into the Company, with the Company as the survivor corporation pursuant to a Plan of Merger to be adopted by the Board of Directors of BG Capital, Ltd. and NPTI, whereby each holder of Company common stock (other than NPTI) would receive cash in exchange for each share of Company common stock owned at the time of the Merger. The Filing Persons reported that (i) they held in the aggregate approximately 77% of Neptune Society's shares of outstanding common stock on a fully diluted basis assuming exercise of all options, warrants and conversion rights, (ii) they have agreed to purchase 500,000 shares of Company common stock from CapEx, L.P., Bow River Capital Fund, L.P. and Bow River-Capital Fund II, L.P. (the "CapEx Group") that they will acquire from the exercise of warrants presently held by them to purchase shares of Company common stock, and (iii) they have agreed to purchase 393,250 additional shares of Company common stock from Company shareholders and optionholders in private transactions. The Filing Persons also reported that Brooklyn Holdings, LLC will contribute all of its shares of and conversion rights to Company common stock to BG Capital Group, Ltd. The Filing Persons reported that they will own approximately 93% of the outstanding shares of Company common stock on a fully diluted basis after the contribution and the purchases assuming the cashless exercise of the CapEx Group warrants. Thereafter, BG Capital Group, Ltd. intends to cause NPTI, a wholly-owned subsidiary of BG Capital Group, Ltd., to merge with and into the Company as a means of acquiring all of the other shares of Company common stock and to provide a source of liquidity to holders of those shares. The Company will be the surviving entity of the Merger, with the result that it will be a directly and wholly-owned subsidiary of BG Capital Group, Ltd. Upon the effectiveness of the Merger, each share of Company common stock not owned by the Filing Persons will automatically be converted into the right to receive $2.68 per share in cash, without interest. Owning more than 90% of the outstanding shares of the Company common stock, as described above, the Filing Persons may cause the Merger without any vote of the Company's shareholders. BG Capital intends to cause the Company to terminate the registration of the Company shares under
Section 12(g)(4) of the Securities Exchange Act following the Merger.

     The BG Capital Group reported the following transactions in connection with the proposed Merger:

     On June 23, 2005, BG Capital Group, Ltd. entered into Purchase Agreements with Jerry Norman, Digital Wallstreet Inc. and Barry Maynes. Pursuant to such agreements, BG Capital Group, Ltd. agreed to purchase an aggregate of 138,250 shares of Company common stock from these sellers for a purchase price of $2.68 per share, or $370,510 in the aggregate. Consummation of the sale of the shares to BG Capital Group, Ltd. under each agreement is subject to, among other things, payment of the respective purchase price amounts of each seller, which is anticipated to occur shortly before the consummation of the Merger.

     On June 23, 2005, BG Capital Group, Ltd. entered into Purchase Agreements with Jerry Norman, Chuck Eudaily, Gary Harris, Barry Maynes and Dan Solberg. Pursuant to such agreements, these sellers agreed to exercise all of their outstanding options to purchase Neptune common stock and to sell all of the shares they receive upon such exercise (255,000 in the aggregate) to BG Capital Group, Ltd. for a purchase price of $2.68 per share, or $683,400 in the aggregate. Consummation of the sale of the shares to BG Capital Group, Ltd. under each agreement is subject to, among other things, payment of the respective purchase price amounts of each seller, which is anticipated to occur shortly before the consummation of the Merger.

     The Filing Persons report that the shares purchased through the transaction described above and acquired in the Merger will be cancelled upon consummation of the Merger.

     During the second quarter of 2004, the Company completed a $6,000,000 11% debenture financing with Brooklyn Holdings. Pursuant to the terms of that agreement, the Company is entitled to convert all or a portion of the principal amount due under the convertible debenture into shares of the Company's common stock at a conversion price of $1.65 per share at any time, and Brooklyn Holdings is entitled to convert all or a portion of the principal amount due under the convertible debenture into shares of the Company's common stock at a conversion price of $1.65 per share at any time after June 18, 2009. Based on the amount of outstanding principal as of June 30, 2005, the debenture could be converted into 3,636,364 shares of the Company common stock. This conversion right will terminate upon consummation of the Merger.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.

Item 5.  Other Information

     There is no other information to report for the three months ended June 30, 2005.

     On July 19, 2005, the Company and Marco Markin agreed to extend Markin's consulting arrangement with the Company for an additional three months.

Item 6.  Exhibits and Reports On Form 8-K

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

10.44(9) Guarantee between Neptune Society of America, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.9)

10.45(9) Guarantee between Neptune Management Corp. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.10)

10.46(9) Guarantee between Heritage Alternatives, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.11)

10.47(9)            Guarantee   between  Trident  Society,   Inc.  and  Brooklyn
                    Holdings, LLC (previously filed as Exhibit 10.12)

10.48(9) Amendment #1 to Employment Agreement by and between The Neptune Society, Inc. and Jerry Norman dated February 7, 2005 (previously filed as Exhibit 10.13)

10.49(12)           Form of Stock Option Plan (previously filed as Exhibit 99.1)

10.50(10)           Employment  Agreement  by and between the Company and Daniel
                    M. Solberg (previously filed as Exhibit 10.50)

10.51(10)           Employment  Agreement  by and  between the Company and James
                    Ford (previously filed as Exhibit 10.51)

10.52(11)           Employment  Agreement  by and between the Company and Jeremy
                    Norman dated February 8, 2005  (previously  filed as Exhibit
                    10.1)

10.53(11)           Employment  Agreement  by and between the Company and Daniel
                    M. Solberg dated March 1, 2005 (previously  filed as Exhibit
                    10.2)

10.54(11)           Employment  Agreement  by and  between the Company and James
                    Ford dated March 1, 2005 (previously filed as Exhibit 10.3)

10.55(11)           Employment  Agreement  by and  between  the Company and Gary
                    Harris  dated  March 1, 2005  (previously  filed as  Exhibit
                    10.4)

10.56 Purchase and Settlement Agreement among the Neptune Society, Inc., BG Capital Group, Ltd., CapEx, L.P., Bow River Capital Fund, L.P. and Bow River Capital Fund II, L.P. dated July 12, 2005

31.1                Section 302 Certificates of Chief Executive Officer

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


                                       THE NEPTUNE SOCIETY, INC.
                                       (Registrant)



Date:  August 24, 2005                 By:  /s/ Jerry Norman
                                            ----------------------------------
                                            Jerry Norman
                                            Chief Executive Officer