Form 10QSB
period 2005-09-30
NEPTUNE SOCIETY INC/FL
filed 2005-11-22
CIK 1098532

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 000-31182

The Neptune Society, Inc.

(Exact name of small business issuer as specified in its charter)

Florida (State or Other Jurisdiction of Incorporation)	59-2492929 (I.R.S. Employer Identification No.)

888 East Las Olas Boulevard, 3rd Floor, Fort Lauderdale, Florida, 33301
(Address of Principal Executive Offices)

(954) 556-9400
(Registrant’s Telephone Number, Including Area Code)

4312 Woodman Avenue, Third Floor Sherman Oaks, California 91423
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

State the shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: November 15, 2005: 6,560,105 shares of common stock

Transitional Small Business Disclosure Format (Check One): Yes           No

THE NEPTUNE SOCIETY, INC

FORM 10 – QSB
September 30, 2005

TABLE OF CONTENTS

PAGE

PART I.	INTERIM FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

Item 2.	Management Discussion and Analysis of Financial Conditions And Results of Operations	14

Item 3.	Controls and Procedures	24

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 2.	Changes in Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures	29

– i –

FORWARD-LOOKING STATEMENTS

        We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this quarterly report. When used, these words and other similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to:

•	our ability to manage an increasing number of sales offices and crematories,
•	our ability to retain key management personnel and to continue to attract and retain skilled crematory management personnel,
•	the effect of state and federal regulations on the death care and pre-need cremation service industry,
•	changes in the death rate or deceleration of the trend towards cremation,
•	availability and cost of capital to finance our growth and meet our capital requirements,
•	risk related to a control position held by a single shareholder of our stock and such shareholder’s notice related to taking us private through a short-form merger,
•	our ability to satisfy our debt obligations as they become due, and
•	general economic conditions that affect the death care and pre-need cremation service industry.

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

_________________

“The Neptune Society,” “Neptune Society” and “Trident Society” are registered trademarks of The Neptune Society, Inc. in the United States.

PART I.   INTERIM FINANCIAL INFORMATION

Item 1.   Financial Statements

THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 2005 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 2,632,883
Accounts receivable, net of allowance of $237,000	3,661,314
Prepaid expenses and other current assets	101,313

Total current assets	6,395,510

Non-Current accounts receivable, net	531,347
Property and equipment, net	456,417
Names and reputations	23,728,178
Deferred financing costs	275,386
Pre-need trust investments	55,628,702
Deferred charges and other assets	6,683,246

Total assets	$ 93,698,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 2,652,765
Income tax payable	98,330
Current portion of deferred sales tax payable	56,385
Current portion of long-term debt	120,000

Total current liabilities	2,927,480

Notes payable	9,180,000
Deferred sales tax	608,824
Deferred pre-need revenues	19,242,989
Non-controlling interests in funeral trust investments	55,628,702

Total liabilities	87,587,995

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued or outstanding	—
Common stock, $.001 par value, 75,000,000 shares authorized,
7,098,923 shares issued and 6,560,105 shares outstanding	7,099
Additional paid-in capital	33,782,579
Accumulated deficit	(25,029,936)

Subtotal	8,759,742

Less: Treasury stock	(2,648,951)

Total stockholders' equity	6,110,791

Total liabilities and stockholders' equity	$ 93,698,786

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30, 2005 (Unaudited)	September 30, 2004 (Unaudited)	September 30, 2005 (Unaudited)	September 30, 2004 (Unaudited)
Revenue

Services and merchandise	$6,803,198	$6,686,259	$19,782,771	$17,138,666
Management and finance fees	436,640	125,098	1,017,248	531,326

Total revenue	7,239,838	6,811,357	20,800,019	17,669,992

Costs and expenses	1,410,205	1,117,718	4,076,652	3,258,213

Gross profit	5,829,633	5,693,639	16,723,367	14,411,779

Sales commissions and obtaining costs	2,745,666	2,378,827	7,949,731	6,018,328

Operating Expenses
Salaries and payroll costs	1,400,206	1,028,356	3,958,690	3,250,045
Compensation - stock based	—	—	—	28,000
Premises rent and utilities	371,401	266,440	1,011,056	755,533
Insurance	135,634	133,908	433,761	406,950
Communications	123,705	117,687	398,653	327,253
Other operating services and supplies	526,648	535,518	1,540,812	1,391,244
Amortization and depreciation	43,105	46,980	120,203	143,785
Professional fees	124,026	197,408	479,295	352,287

Total operating expenses	2,724,725	2,326,297	7,942,470	6,655,097

Operating profit (loss)	359,242	988,515	831,166	1,738,354

Other income (expense)
Gain (loss) on assets held for disposal	—	—	—	(176,803)
Insurance marketing allowances	—	—	—	1,901,107
Trust placement fees	—	78,873	—	609,350
Separation agreement expense	—	—	(221,061)	—
Interest and finance expense	(263,343)	(193,487)	(740,933)	(1,392,898)

Net (loss) income before income tax	95,899	873,901	(130,828)	2,679,110

Income tax expense-current
Income tax expense	—	—	13,330	60,000

Net (loss) income for the period	$95,899	$873,901	$(144,158)	$2,619,110

Net (loss) income per share (basic)	$0.01	$0.12	$(0.02)	$0.40

Net (loss) income per share (diluted)	$0.01	$0.12	$(0.02)	$0.39

Weighted average numbers of shares outstanding (basic)	6,560,105	7,031,304	6,609,974	6,551,937

Weighted average numbers of shares outstanding (diluted)	6,728,189	7,233,567	6,783,613	6,748,145

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock

	Shares	Amount	Additional Paid-In Capital	Treasury	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2004	7,064,637	7,065	33,742,952	--	(24,885,778)	8,864,239

Net Income					(144,158)	(144,158)
Shares issued for:
Cash	34,285	34	25,252			25,286
Compensation related to
stock options			14,375			14,375
Shares, warrants and option
acquired for Separation
agreement	(538,817)			(2,648,951)		(2,648,951)

Balance at September 30, 2005	6,560,105	$7,099	$33,782,579	$(2,648,951)	$(25,029,936)	$ 6,110,791

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2005 (Unaudited)	September 30, 2004 (Unaudited)
Cash flows provided by (used in)

Operating Activities
Net (loss) income for the period	$(144,158)	$2,619,110
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
Depreciation and amortization	120,203	143,785
Accretion of discount on notes payable	—	31,090
Non-cash interest and amortization of deferred
finance costs	53,365	779,507
Loss on assets held for disposal	—	175,303
Stock compensation	14,375	68,250
Forgiveness of debt	—	(70,000)
Compensation expense to be settled by stock	—	(140,076)
Deferred sales tax	(12,334)	683,597
Changes in operating assets and liabilities:
Accounts receivable and accrued revenue	(1,376,676)	(819,927)
Prepaid expenses and other current assets	4,010	(36,075)
Income tax payable	13,330	60,000
Deferred charges and other assets	(517,459)	94,514
Accounts payable and accrued liabilities	166,376	(210,327)
Deferred pre-need revenues	941,395	(100,053)

Net cash (used in) provided by operating activities	(737,573)	3,278,698

Investing activities
Proceeds from assets held for disposal	—	180,000
Purchase of names and reputations	(35,383)	(10,019)
Purchase of property and equipment	(258,569)	(157,804)

Net cash (used in) provided by investing activities	(293,952)	12,177

Financing activities
Proceeds of common stock issued	25,286	53,452
Purchase of treasury shares	(2,648,951)	—
Payments on notes payable	(90,000)	(7,120,954)
Proceeds from issuance of debt, net	2,955,763	5,961,980

Net cash provided by (used in) financing activities	242,098	(1,105,522)

(Decrease) increase in cash during the period	(789,427)	2,185,353

Cash, beginning of period	3,422,310	537,997

Cash, end of period	$2,632,883	$2,723,350

The accompanying notes form an integral part of these consolidated financial statements.

THE NEPTUNE SOCIETY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended
	September 30, 2005 (Unaudited)	September 30, 2004 (Unaudited)
Supplemental disclosure of cash flow information

Cash paid during the period for interest	743,707	588,978

Supplemental disclosure of non-cash investing and financing activities

Stock issued on conversion of debentures	—	1,071,653
Stock issued for deferred financing costs	—	280,000

The accompanying notes form an integral part of these consolidated financial statements.

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

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

In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Stock Based Compensation

Pro forma information regarding the effect on operations as required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant is based on the following assumptions:

Expected life — 3 Years Risk – free interest rate — 1.5% Dividend yield — –0– Volatility — 21%

This option valuation model requires input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options that affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

For purpose of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option’s vesting period. The company’s pro forma information is as follows:

	2005	2004

Net income as reported	$(144,158)	$ 2,619,110

Compensation recognized under APB 25	--	--

Approximate compensation expense under SFAS 123	(27,000)	(33,000)

Pro forma net income	$(171,158)	$ 2,586,110

(2)	Accounting Changes and New Accounting Pronouncements

FASB Interpretation No. 46 (“FIN 46” and “FIN 46R”), “Consolidation of Variable Interest Entities”

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46R”).

The Company implemented FIN 46R as of June 30, 2005, which resulted in the consolidation of the Company’s pre-need funeral merchandise and service trusts. This implementation was as of June 30, 2005 and only affected the Company’s consolidated balance sheet and had no impact on the Company’s third quarter 2005 results of operations or cash flows. The implementation of FIN 46R affects certain line items in the consolidated balance sheet, but has no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows.

Although FIN 46R requires consolidation of the pre-need funeral merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers remain the legal beneficiaries. For this reason, the Company has recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classified deposits to the trusts as non-controlling liability interests.

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

The end result of FIN 46R is that the Company’s trust assets are now recorded on the balance sheet at their market value and included in pre-need trust investments with corresponding credits to non-controlling interest in the trusts, as opposed to being excluded from the financial statements of the Company. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of operations through the other income line, with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the pre-need funeral merchandise and services trusts are recognized as revenue when the related merchandise and services are delivered. In summary, the adoption of FIN 46R had no effect on revenues, net earnings, cash flows or stockholders’ equity.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.”SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”). The interpretations in SAB 107 expresses views of the staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employees share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

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

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

(5)	New Employment Agreements and Commitments

On February 7, 2005 the Company and its President and Chief Marketing Officer (“President”) entered into an amended employment agreement whereby the President agreed to serve as President and Chief Executive Officer. This agreement was further amended effective February 8, 2005 to provide for an annual salary of $222,000 and executive benefits including health insurance and $48,000 annual housing allowance. The agreement also provides an annual bonus of up to a maximum of 100% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the President a one-time bonus equal to 1.5% of the “increased value,” as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 7, 2008 unless terminated by the President or the Company in accordance with the agreement.

Effective March 1, 2005 the Company and its Chief Financial Officer (CFO) entered into an amended employment agreement providing for an annual salary of $200,000 and executive benefits including health insurance and $12,000 annual housing allowance. The agreement also provides an annual bonus of up to a maximum of 100% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the CFO a one-time bonus equal to 1.5% of the “increased value,” as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the CFO or the Company in accordance with the agreement.

Effective March 1, 2005 the Company and its Vice President of Operations (VPO) entered into an agreement superseding the previous employment agreement dated September 1, 2004 and amended February 7, 2005, whereby the VPO agreed to serve as Chief Operating Officer. This agreement provides for an annual salary of $170,000 during the first year of the agreement, $176,800 during the second year, and $183,872 during the third year of the agreement. The agreement also provides an annual bonus of up to a maximum of 60% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the VPO a one-time bonus equal to .75% of the “increased value,” as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the VPO or the Company in accordance with the agreement.

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Effective March 1, 2005 the Company entered into an employment agreement with its National Sales Manager (NSM) providing for an annual salary of $75,000 and additional bonus of $10 for each pre-need contract sold. The NSM will also be provided with a vehicle paid for and insured by the Company at a lease rate up to $1,000 per month. The agreement also provides an annual bonus of up to a maximum of 10% of annual compensation based on the achievement of yearly goals to be set by the Board of Directors. In addition, the agreement grants the NSM a one-time bonus equal to .75% of the “increased value,” as defined in the agreement, of the Company, due within ninety days of the termination date. The agreement continues until February 28, 2008 unless terminated by the NSM or the Company in accordance with the agreement.

(6)	Separation and Release Agreement

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

(7)	Subsequent Events

On October 6, 2005, the BG Capital Group and NPTI Acquisition Corp. filed an amended Schedule 13e-3/A with the Securities and Exchange Commission reporting information in connection with the contemplated short-form merger of NPTI with and into the Company, with the Company as the survivor corporation, and related transactions. BG Capital intends to cause the Company to terminate the registration of the Company shares under Section 12(g)(4) of the Securities Exchange Act following the merger. The Company does not anticipate any financial impact as a result of the merger.

NEPTUNE SOCIETY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

On October 7, 2005, the Company made a $2,000,000 payment on its 13.5% Secured Promisory Note Payable described in footnote (3). This payment is expected to save the Company about $340,000 per year in interest expense and leaves $1,000,000 payable on the note.

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

Results of Operations

Three months ended September 30, 2005 (unaudited) compared with the three months ended September 30, 2004 (unaudited)

        The following discussion compares our results of operations for the three months ended September 30, 2005 (Q3-2005) to our results of operations for the three months ended September 30, 2004 (Q3-2004)

Revenues

        Total revenue was $7,241,000 for Q3-2005, up 6% from the $6,811,000 reported in Q3-2004.

        Revenue from the sale of pre-need contracts was virtually flat, with $5,112,000 in Q3-2004 compared with $5,060,000 in Q3-2005. The third quarter of 2004 was unusually high due to a special promotion in August. The third quarter of 2005, on the other hand, represents a continued pattern of consistent growth reflecting a 13% increase in sales volume and a 11%

increase in pre-need revenue when compared with the second quarter of 2004. Pre-need sales volume was up slightly, increasing from 5,117 units sold to 5,221 units sold.

        Revenue from cremation services was up by 11%, from $1,574,000 in Q3-2004 to $1,744,000 in Q3-2005. This increase was fueled primarily by higher case volume which was up 13% from the prior year. About half of the increase volume is attributed to new locations.

        Management and finance fee income was $437,000 in Q3-2005, up from $125,000 in the Q3-2004. Finance fees are up as a result of increased pre-need volume. Management fees include marketing allowances on group life insurance in pre-need trusts in California and Nevada.

Costs and Expenses

        The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in direct costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold including the cost of travel premiums. Total direct costs and expenses were up by $292,000, to $1,410,000 for Q3-2005.

        Direct costs associated with pre-need sales increased from $209,000 for Q3-2004 to $252,000 for Q3-2005. The $43,000 increase is primarily the result of an increase in the proportion of contracts sold with our worldwide travel protection feature.

        Direct costs associated with at-need and fulfillment cremation services were up $249,000, from $909,000 in Q3-2004 to $1,158,000 in Q3-2005. About half of this increase is attributed to increased case volume with the remainder largely the result of increased cost associated with higher energy costs and rate increases from our third party providers. The increase in fuel prices will likely have a continued impact on our cost of providing services.

Sales Commissions and Obtaining Costs

        Sales commissions and obtaining costs represent the cost of acquiring our pre-need contracts and the costs associated with marketing our at-need services. These costs include sales commissions and advertising costs. Overall, selling and obtaining costs increased by $368,000 from $2,379,000 for Q3-2004 to $2,746,000 for Q3-2005. The bulk of the increase, $364,000, is associated with selling and obtaining costs relative to new locations.

Operating Expenses

        Total operating expenses increased by $399,000 to $2,725,000 for Q3-2005. The bulk of the 17% increase is attributed to our continued growth initiatives, including the opening of five new locations and infrastructure improvements designed to allow us to grow more effectively in the future.

Operating Profit

        Operating results showed $359,000 gain in Q3- 2005 compared with $989,000 gain in Q3-2004. The decrease in profit is primarily attributed to the increase in costs related to the opening of five new locations since the end of the third quarter of 2004.

Other revenue and expenses

        The company incurred a net expense of $263,000 in other income and expense in Q3-2005 compared with net other expense of $114,000 in Q3-2004. The third quarter of 2005 included income of $79,000 in non-recurring trust placement fees.

Net Income

        The company had net income of $96,000 for Q3- 2005 compared with net income of $874,000 in Q3-2004. The decrease in profit is primarily attributed to the increase in costs related to the opening of five new locations since the end of the third quarter of 2004.

Nine months ended September 30, 2005 (unaudited) compared with the nine months ended September 30, 2004 (unaudited)

        The following discussion compares our results of operations for the nine months ended September 30, 2005 to our results of operations for the nine months ended September 30, 2004.

Revenues

        Total revenue was $20,801,000 for the first nine months of 2005, up 18% from the $17,670,000 reported for the first nine months of 2004.

        Revenue from the sale of pre-need contracts led the way, increasing by 16% from $12,324,000 in the first nine months of 2004 to $14,331,000 in the first nine months of 2005. Pre-need sales volume was up 20% for the period, increasing from 12,425 units sold to 14,844 units sold. About one-half of the increase in revenue and sales volume is associated with the addition of five new locations since September 30, 2004. We expect to see continued moderate increases in same store sales in future periods as well as somewhat stronger growth in sales volume from new locations. The average revenue per unit decreased by 3%. We expect to see revenue per sale increase at very moderate levels over the next few periods.

        Revenue from cremation services was up by 13%, from $4,845,000 in the first nine months of 2004 to $5,452,000 in the first nine months of 2005. This increase was fueled by higher case volume which was up 13% from the prior year. About one-third of the increase in services revenue and case volume is associated with new stores.

        Management and finance fee income was $1,018,000 in the first nine months of 2005, up 92% from $531,000 in the first nine months of 2004. Finance fees are up as a result of increased pre-need volume, and management fees reflect recurring marketing allowances on group life insurance in our California and Nevada pre-need trusts.

Costs and Expenses

        The most significant component of direct costs and expenses relates to the providing of at-need and fulfillment cremation services. Also included in direct costs and expenses are the cost of merchandise delivered at the time pre-need contracts are sold including the cost of travel premiums. Total direct costs and expenses were up by $818,000, or 25%, to $4,076,000 for the nine months ended September 30, 2005.

        Direct costs associated with pre-need sales increased 45% from $506,000 for the first nine months of 2004 to $731,000 for the first nine months of 2005. This increase is the result of increased volume along with an increased proportion in pre-need contracts sold with travel protection.

        Direct costs associated with at-need and fulfillment cremation services were up $593,000, or 22%, from $2,752,000 in the first nine months of 2004 to $3,345,000 in the first nine months of 2005. This increase is largely the result of the 13% increase in case volume but also reflects increasing fuel costs for both first call and cremation services.

Sales Commissions and Obtaining Costs

        Sales commissions and obtaining costs represent the cost of acquiring our pre-need contracts and the costs associated with marketing our at-need services. These costs include sales commissions and advertising costs. Overall, selling and obtaining costs increased by $1,932,000 from $6,019,000 for the period ended September 30, 2004 to $7,951,000 for the period ended September 30, 2005. A significant portion of the increase, $848,000, resulted from selling and obtaining costs associated with our new locations. Selling and obtaining costs tend to run considerably higher on a per sale basis in our new locations than our experience in existing locations. Selling and obtaining costs associated with existing locations were up $926,000 or 15%, roughly in line with the 10% increase in same store unit sales. The remainder of the increase, $158,000, is associated with at need cremation services marketing initiatives.

Operating Expenses

        Total operating expenses increased by $1,287,000 to $7,942,000 for the first nine months of 2005. About one-third of the increase in operating expenses from the same period last year, or $447,000, is associated with the opening of five new locations. The remainder, $840,000 or 13%, reflects infrastructure improvements needed to support our continued growth.

Operating Profit

        Operating profits were $831,000 for the first nine months of 2005 compared with $1,738,000 for the first nine months of 2004. The decrease in profit is largely attributed to increased selling and operating expenses related to the opening of new locations.

Other revenue and expenses

        The company incurred a net expense of $942,000 in other income and expense for the first nine months of 2005 compared with net other income of $940,000 in the first nine months of 2004. The first nine months of 2005 included $221,000 paid under the terms of a separation and release agreement with the company’s Chief Executive Officer. The nine months ended September 30, 2004 included income of $2,510,000 in non-recurring trust placement fees and insurance marketing allowances associated with the trust conversions executed during the nine months, as well as $177,000 of non-recurring loss on the disposition of our Iowa location and $660,000 from the write off of deferred financing costs due to debt restructuring.

Net Income (Loss)

        The company had net loss of $144,000 for the nine month period ended September 30, 2005 compared with net income of $2,619,000 for the same period in 2004. The net loss in the nine month period ended September 30, 2005, compared to net income for the same period in 2004, was due primarily to lower operating profit for the comparable periods ($831,000 during the nine month period ended September 30, 2005, compared to $1,738,000 in 2004) coupled with other income and expense adjustments for the relative periods. The nine months ended September 30, 2004 included income of $2,510,000 in non-recurring trust placement fees and insurance marketing allowances associated with the trust conversions.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $2,632,000 at September 30, 2005, down from $3,422,000 at December 31, 2004, a decrease of $790,000. On October 6, 2005, the company prepaid $2,000,000 of the outstanding principal and accrued interest and loan fees under issued a Secured Promissory Note in the principal amount of $3,000,000, due February 2, 2010 (the “Note”), payable to Brooklyn Holdings LLC, a Nevis limited liability company. See “Subsequent Events” below. The payment was made from working capital of the Neptune Society.

        This section should be read in conjunction with our consolidated financial statements included under Item 1. Financial Statements, and in particular the Consolidated Statements of Cash Flows. We used $738,000 in net cash in operating activities. The section titled Cash Flows Provided By (Used For) Operating Activities for the nine months ended September 30, 2005 reconciles the net loss of approximately $144,000 for the nine months ended September 30, 2005 to the net cash used in operating activities for the same period of $738,000. Increased accounts receivable from pre-need sales used $1,377,000 in cash, and accrued pre-need revenue and marketing allowances used an additional $468,000. Deferred revenue generated $941,000 in cash which was offset by related deferred charges of $517,000. Cash was provided by $167,000 in increased accounts payable. The remaining use of cash relates primarily to the opening of new offices.

        Another $294,000 was used in investing activities. We purchased property and equipment and names and reputations.

        Cash of $242,000 was provided from financing activities. In the first quarter of 2005, we entered into an agreement providing $3,000,000 under the terms of a 13.5% secured promissory note dated February 2, 2005. The proceeds of the note were used for general working capital and to make payments under the Separation and Release Agreement with the Company’s former CEO. This included the purchase of treasury shares for $2,649,000 or $3.00 per share and payments of $221,000 made under the terms of the agreement.

        At September 30, 2005 we had current assets of approximately $6,396,000 offset by current liabilities of $2,927,000, for net working capital of approximately $3,469,000.

Long-term Obligations

        At September 30, 2005 our material long-term debt consisted of the following:

•	13.5% Secured Promissory Note with a single scheduled principal repayment of $3,000,000 on February 2, 2010 and annual loan fee of 3.5% payable upon the payment in full of the principal amount,

•	11% Convertible Debentures with a single scheduled principal repayment of $6,000,000 on September 18, 2014 (note that the conversion feature will terminate in connection with the “short-form” merger as described in Part II), and

•	Employee settlement note with scheduled payments of $180,000 in the period October, 2005 to September 30, 2008.

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

Critical Accounting Policies

Revenue Recognition

        Pre-need cremation arrangements — From January 1, 2000 to December 31, 2002 (with the exception of a four month period in the second and third quarters of 2001), our pre-need merchandise delivery and handling procedures in virtually all locations did not meet the test for revenue recognition at the point of sale. Rather, revenue related to the merchandise component of pre-need arrangements was generally recorded as deferred pre-need revenue. Commissions paid with respect to obtaining pre-need arrangements were also deferred. Both the revenue received and costs paid by us during the life of the contract were accordingly not taken into account until the cremation services were actually performed. At that point, these deferred amounts, together with the previously trusted funds for the cremation service, were matched and recorded in operations in accordance with generally accepted accounting principles. Over the next estimated 12 years we expect to bring into income deferred revenue of approximately $19.0 million and deferred expenses of $6.2 (without any cash receipts or disbursements) related to pre-arrangements made during this period, over and above trust funds or insurance policy proceeds (cash) on actual provision of the cremation services, as discussed above.

        Effective January 1, 2003, we implemented a full merchandise delivery policy for new pre-need arrangement contracts sold in all locations, except in the states of Florida, Illinois and New York. In all states, except Florida, Illinois and New York, we now irrevocably deliver to the purchaser at the time of sale all the merchandise purchased in connection with the contract. This policy emphasizes the customer’s selection of merchandise and assures that there will not be any attempt to convince their loved ones to buy expensive add-ons that are not needed or desired by the purchaser. Merchandise delivered varies, but generally includes a specially designed Neptune cremation urn, a Neptune Society Information Book, a Memorial Plaque and a Registration Packet Portfolio.

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

        In addition to its basic pre-need plan Neptune also markets a third-party worldwide travel protection plan that provides protection to the consumer in the event that they die more than 75 miles away from home. Sales of this product meet all requirements for revenue recognition under generally accepted accounting principles at the point of sale. Accordingly, revenues associated with worldwide travel protection plans and related costs of sales are recognized at the point of sale.

        The portion of the pre-need contract relating to the cremation services to be performed in the future continues to be paid into trust to support our obligations in accordance with applicable state regulations and is released to the Company once the cremation services are performed. These receipts are not recognized in income until earned through the provision of the actual cremation.

        For the majority of pre-arrangements made by our customers after January 1, 2003, there is no element of deferred revenue or expenses to be taken into income. Accordingly, over the next 10-12 years as the pre-January 1, 2003 arrangements are serviced, the amount of revenue recognized (but not cash received) for at-need services on fulfillment will decrease steadily as more and more of our cremations are derived from the post January 1, 2003 pool. For these customers, the revenue related to merchandise delivered and administrative services provided will already have been recognized at the time of sale, with only the cash received from trust/insurance to be recognized at the time of the cremation services. The cash expected to be received from trust/insurance is expected to be sufficient to meet our costs of the services, as well as our existing profit margin.

        At-need cremation services– all merchandise and services revenue is recognized at the time services are provided.

        Installment sales – we recognize an account receivable for the unpaid amount of the pre-need arrangement at the time of sale, to the extent the installment payments will not be required to be trusted.

        Trust placement fees –the Company earned revenue of approximately $706,000 during 2004 in exchange for transfer of certain of its trust assets to a different asset manager. Management considered the accounting for the fees received from this transfer and concluded that revenue recognition upon completion of the transfer, as opposed to deferral and recognition upon performance of the cremation service, was appropriate. The fees were not in exchange for any future services to be performed by the company, their payment did not represent a sacrifice of future economic benefits to be derived from the trusts, reserves for cancellations were practicably determinable, and the transfer represented a culmination of an earnings process. Accordingly Neptune has met the revenue recognition criteria of Statement on Financial

Accounting Concepts No. 5 Recognition and Measurement in Financial Statements of Business Enterprises, and the SEC Staff Accounting Bulletin No. 104, Revenue Recognition.

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

        The carrying value of goodwill (Names and Reputations) constitutes the single most significant asset of the Company. At September 30, 2005 the carrying value of the asset was $23,728,000 (December 31, 2004: $23,693,000). The increase of $35,000 represents contingent consideration paid during the nine months ended September 30, 2005 on one of our previous acquisitions. No amount of amortization was required in the opinion of management for the quarter ended September 30, 2005 as the implied value of goodwill exceeded its carrying value.

        For the 2001 and prior fiscal years, the Company amortized Names and Reputations over a period of 20 years from acquisition, resulting in amortization expense of approximately $1,500,000 annually. There was no amortization recorded in the quarters ended September 30, 2004 or 2005 as the implied value of goodwill exceeded its carrying value.

        With the requirement to adopt FASB 142, the Company no longer amortizes its acquired goodwill on a systematic basis. Rather it will test the value of Goodwill annually, and if it is determined that goodwill is impaired, the carrying value of Names and Reputations will be written down to its implied value by a charge to operations in the year that such determination is made.

Consolidation of Variable Interest Entities

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This interpretation clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB revised FASB Interpretation No. 46 (“FIN 46R”).

        The Company implemented FIN 46R as of June 30, 2005, which resulted in the consolidation of the Company’s pre-need funeral merchandise and service trusts. This implementation was as of June 30, 2005 and only affected the Company’s consolidated balance sheet and had no impact on the Company’s third quarter 2005 results of operations or cash flows. The implementation of FIN 46R, as it relates to the consolidation of trust, affects certain line items in the consolidated balance sheet, but has no impact on net earnings. Also, the implementation of FIN 46R did not result in any net changes to the Company’s consolidated statement of cash flows.

        Although FIN 46R requires consolidation of the pre-need funeral merchandise and service trusts, it does not change the legal relationships among the trusts, the Company and its customers. The customers remain the legal beneficiaries. For this reason, the Company has recognized non-controlling interests in its financial statements to reflect third-party interests in these trusts, in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Company classified deposits to the trusts as non-controlling liability interests.

        The end result of FIN 46R is that the Company’s trust assets are now recorded on the balance sheet at their market value and included in pre-need trust investments with corresponding credits to non-controlling interest in the trusts, as opposed to being excluded from the financial statements of the Company. The realized earnings on these trust assets under FIN 46R flow into and out of the statement of operations through the other income line, with no net effect on revenue or net earnings. Both prior to and after the adoption of FIN 46R, accumulated trust earnings from the pre-need funeral merchandise and services trusts are recognized as revenue when the related merchandise and services are delivered. In summary, the adoption of FIN 46R had no effect on revenues, net earnings, cash flows or shareholders’ equity.

Subsequent Events

        On October 6, 2005, the BG Capital Group and NPTI Acquisition Corp. filed an amended Schedule 13e-3/A with the Securities and Exchange Commission reporting information in connection with the contemplated short-form merger of NPTI with and into the Company, with the Company as the survivor corporation, and related transactions. BG Capital intends to cause the Company to terminate the registration of the Company shares under Section 12(g)(4) of the Securities Exchange Act following the merger. The Company does not anticipate any financial impact as a result of the merger.

        On October 7, 2005, the Company made a $2,000,000 payment on its 13.5% Secured Promissory Note Payable described in footnote (3). This payment is expected to save the Company about $340,000 per year in interest expense and leaves $1,000,000 payable on the note.

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

PART II:   OTHER INFORMATION

Item 1.   Legal Proceedings

        Not applicable.

Item 2.   Changes In Securities

Recent Sales of Unregistered Securities

        No unregistered securities were issued by the Company during the three months ended September 30, 2005.

Item 3.   Defaults Upon Senior Securities

        Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended September 30, 2005.

Item 5.   Other Information

         Except as provided below, there is no other information to report for the three months ended September 30, 2005.

        On July 19, 2005, the Company and Marco Markin agreed to extend Markin’s consulting arrangement with the Company for an additional three months.

Item 6.   Exhibits and Reports On Form 8-K

Exhibit Number	Description

3.1(1)	Articles of Incorporation of L R Associates, Inc., filed January 4, 1985

3.2(1)	Articles of Amendment of L R Associates, Inc. changing name to Lari Corp., filed August 3, 1998

3.3(1)	Articles of Amendment of Lari Corp. changing name to Neptune Society, filed April 26, 1999

3.4(1)	Articles of Amendment of The Neptune Society, Inc. filed May 9, 2000, effecting a combination of the Corporation's shares of common stock

3.5(1)	Articles of Amendment of The Neptune Society, Inc. effective as of March 22, 2002, related to a combination of the Corporation's shares of common stock

3.6(6)	Articles of Amendment of The Neptune Society, Inc.

3.7(1)	Bylaws of Neptune Society (previously filed as Exhibit 3.6)

10.1(2)	Employment Agreement by and between the Company and Marco Markin (previously filed as Exhibit 10.28)

10.2(2)	Loan Agreement dated August 8, 2001 with Green Leaf Investors I, LLC, a California limited liability company (previously filed as Exhibit 10.32)

10.3(2)	Warrant issued to Green Leaf (previously filed as Exhibit 10.33)

10.4(2)	Guaranty issued to Green Leaf (previously filed as Exhibit 10.34)

10.5(3)	Convertible Debenture in the principal amount of $75,000, due July 31, 2002, issued to Green Leaf Investors I, LLC, a California limited liability company. (previously filed as Exhibit 10.40)

10.6(3)	Debenture and Warrant Amendment Agreement effective as of December 31, 2001, by and between The Neptune Society, Inc., a Florida corporation, CapEx, L.P., a Delaware limited partnership, and D.H. Blair Investment Banking Corp., a New York corporation. (previously filed as Exhibit 10.41)

10.7(3)	Form of CapEx, L.P. Debenture Amendment (previously filed as Exhibit 10.42)

10.8(3)	Form of D.H. Blair Investment Banking Corp. Debenture Amendment (previously filed as Exhibit 10.43)

10.9(3)	Form of Warrant Amendment (previously filed as Exhibit 10.44)

10.10(4)	Employment Agreement by and between the Company and Douglas Irving (previously filed as Exhibit 10.46)

10.11(4)	Employment Agreement by and between the Company and Doug Irving (previously filed as Exhibit 10.47)

10.12(4)	Employment Agreement by and between the Company and Barry Maynes (previously filed as Exhibit 10.48)

Exhibit Number	Description

10.13(4)	Employment Agreement by and between the Company and Gary Harris (previously filed as Exhibit 10.49)

10.14(4)	Amendment to Employment Agreement by and between the Company and Marco Markin (previously filed as Exhibit 10.52)

10.15(5)	Debenture Purchase and Amendment Agreement effective as of July 31, 2003 by and between The Neptune Society, Inc., CapEx, L.P. and D.H. Blair Investment Banking Corp. (previously filed as Exhibit 10.53)

10.16(5)	Form of Amended and Restated Debenture dated July 31, 2003 issued to CapEx, L.P. in the principal amount of $5,029,344 (previously filed as Exhibit 10.54)

10.17(5)	Form of Amended and Restated Debenture dated July 31, 2003 issued to D.H. Blair Investment Banking Corp. in the principal amount of $2,352,896 (previously filed as Exhibit 10.55)

10.18(5)	Form of Warrant issued to CapEx, L.P. (previously filed as Exhibit 10.56)

10.19(5)	Form of Warrant issued to D.H. Blair Investment Banking Corp. (previously filed as Exhibit 10.57)

10.20(5)	Form of Security Agreement (previously filed as Exhibit 10.58)

10.21(6)	Amended and Restated Employment Agreement by and between the Company and Marco Markin dated March 12, 2004 (previously filed as Exhibit 10.59)

10.22(7)	Employment Agreement by and between the Company and Jerry A. Norman (previously filed as Exhibit 10.60)

10.23(7)	Amendment Agreement by and between The Neptune Society, Inc., CapEx, L.P., Bow River Capital Fund, LP and Bow River Capital Fund II, LP dated February 18, 2004 (previously filed as Exhibit 10.61)

10.24(7)	Asset Sale Agreement between Neptune Management Corporation and Brooks Funeral Care and Robert Brooks dated April 2, 2004 (previously filed as Exhibit 10.62)

10.25(8)	Debenture Purchase Agreement dated September 18, 2004 between The Neptune Society Inc. and Brooklyn Holdings LLC (previously filed as Exhibit 10.63)

10.26(8)	$6,000,000 11% Convertible Debenture, Due September 18, 2014 (previously filed as Exhibit 10.64)

10.27(8)	Form of Security Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc. (previously filed as Exhibit 10.65)

10.28(8)	Form of Security Agreement between Brooklyn Holdings LLC and Neptune Management Corp. (previously filed as Exhibit 10.66)

10.29(8)	Form of Security Agreement between Brooklyn Holdings LLC and The Neptune Society Inc. (previously filed as Exhibit 10.67)

10.30(8)	Form of Security Agreement between Brooklyn Holdings LLC and Trident Society, Inc. (previously filed as Exhibit 10.68)

Exhibit Number	Description

10.31(8)	Form of Security Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc. (previously filed as Exhibit 10.69)

10.32(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Heritage Alternatives, Inc. (previously filed as Exhibit 10.70)

10.33(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Management Corp. (previously filed as Exhibit 10.71)

10.34(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Trident Society, Inc. (previously filed as Exhibit 10.72)

10.35(8)	Form of Guarantee Agreement between Brooklyn Holdings LLC and Neptune Society of America, Inc. (previously filed as Exhibit 10.73)

10.36(9)	Separation and Release Agreement (previously filed as Exhibit 10.1)

10.37(9)	Loan Agreement between The Neptune Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.2)

10.38(9)	$3 million Secured Promissory Note (previously filed as Exhibit 10.3)

10.39(9)	Security Agreement between The Neptune Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.4)

10.40(9)	Security Agreement between Neptune Society of America, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.5)

10.41(9)	Security Agreement between Neptune Management Corp. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.6)

10.42(9)	Security Agreement between Heritage Alternatives, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.7)

10.43(9)	Security Agreement between Trident Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.8)

10.44(9)	Guarantee between Neptune Society of America, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.9)

10.45(9)	Guarantee between Neptune Management Corp. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.10)

10.46(9)	Guarantee between Heritage Alternatives, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.11)

10.47(9)	Guarantee between Trident Society, Inc. and Brooklyn Holdings, LLC (previously filed as Exhibit 10.12)

10.48(9)	Amendment #1 to Employment Agreement by and between The Neptune Society, Inc. and Jerry Norman dated February 7, 2005 (previously filed as Exhibit 10.13)

10.49(12)	Form of Stock Option Plan (previously filed as Exhibit 99.1)

Exhibit Number	Description

10.50(10)	Employment Agreement by and between the Company and Daniel M. Solberg (previously filed as Exhibit 10.50)

10.51(10)	Employment Agreement by and between the Company and James Ford (previously filed as Exhibit 10.51)

10.52(11)	Employment Agreement by and between the Company and Jeremy Norman dated February 8, 2005 (previously filed as Exhibit 10.1)

10.53(11)	Employment Agreement by and between the Company and Daniel M. Solberg dated March 1, 2005 (previously filed as Exhibit 10.2)

10.54(11)	Employment Agreement by and between the Company and James Ford dated March 1, 2005 (previously filed as Exhibit 10.3)

10.55(11)	Employment Agreement by and between the Company and Gary Harris dated March 1, 2005 (previously filed as Exhibit 10.4)

10.56(13)	Purchase and Settlement Agreement among the Neptune Society, Inc., BG Capital Group, Ltd., CapEx, L.P., Bow River Capital Fund, L.P. and Bow River Capital Fund II, L.P. dated July 12, 2005

31.1	Section 302 Certificates of Chief Executive Officer

31.2	Section 302 Certificates of Chief Financial Officer

32.1	Section 906 Certificates of Chief Executive Officer

32.2	Section 906 Certificates of Chief Financial Officer

_________________

(1)	Previously filed on February 12, 2001.
(2)	Previously filed as an exhibit to Form 10-Q (for the Period ended September 30, 2001) on August 14, 2001.
(3)	Previously filed as an exhibit to Form 10-K (for the period ended December 31, 2001) on April 2, 2002.
(4)	Previously filed on Form 10-K (for the period ended December 31, 2002) on May 1, 2003.
(5)	Previously filed on Form 10-QSB (for the period ended September 30, 2003) on August 19, 2003.
(6)	Previously filed on Form 10-KSB (for the period ended December 31, 2003) on March 30, 2004.
(7)	Previously filed on Form 10-QSB (for the period ended March 31, 2004) on May 21, 2004.
(8)	Previously filed on Form 10-QSB (for the period ended September 30, 2004) on August 13, 2004.
(9)	Previously filed on Form 8-K on February 8, 2005
(10)	Previously filed on Form 10-KSB (for the period ended December 31, 2004) on March 31, 2005
(11)	Previously filed on Form 8-K on April 19, 2005
(12)	Previously filed on Form S-8 on May 6, 2005
(13)	Previously filed on Form 10-QSB (for the period ended June 30, 2005) on August 26, 2005

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 21, 2005	THE NEPTUNE SOCIETY, INC. (Registrant) By: /s/ Jerry Norman Jerry Norman Chief Executive Officer

Date: November 21, 2005	By: /s/ Daniel M. Solberg Daniel M. Solberg Chief Financial Officer